Form 10KSB40
period 1999-12-31
CHINA GATEWAY HOLDINGS INC
filed 2000-04-14
CIK 1043605

'


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ACT OF 1934

For the transition period from _____________ to _____________

                        Commission file number 0-25963

                           CHINA GATEWAY HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE
     (State of other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                     Identification Number)

      CLI BUILDING, SUITE 1003
      313 HENNESSY ROAD
      HONG KONG
      (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  011-852-2893-9676

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X   No
                                          ---     ---
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

Revenues for the fiscal year ended December 31, 1999 were $7,407,367.

The aggregate market value of the common equity held by non-affiliates of the registrant as of March 31, 2000 was approximately $1,127,396.

The registrant had 4,307,158 shares of common stock outstanding as of March 31, 2000.

Documents Incorporated by Reference:  None.

Transitional Small Business Disclosure Format:  Yes      No  X
                                                    ---     ---

                                     PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

                  China Gateway Holdings Inc., formerly Orient Packaging Holdings Limited (the "Company" or "OPL"), is a manufacturer of paperboard products used in packaging material for the Chinese market. All of the Company's manufacturing operations are conducted through Wuhan Dong Feng Paper Company Limited, the Company's 60%-owned joint venture ("Wuhan Limited" or the "Joint Venture"). Wuhan Limited has a term of 30 years that expires in 2027. The Company's manufacturing facilities are located in Wuhan, Hubei Province, which is in the Yangtze River basin area of the Central part of the People's Republic of China ("China" or "PRC"). The Wuhan facilities have an annual production capacity of 35,000 tons of paperboard products.

                  The Company manufactures bleached (white top) paperboard, a product used primarily as covering in the manufacture of corrugated packaging for the food and beverage industry. The Company provides such paperboard products to customers in China. Major manufacturers of food and beverages in China, especially foreign brand manufacturers, have increasingly turned to bleached paperboard covering of corrugated boxes for wholesale distribution of products. This is in response to the increasing awareness and sophistication of Chinese consumers.

                  The Company's objective is to continue to develop as a supplier of high quality packaging material to foreign brand name consumer product companies in the Chinese market.

INDUSTRY

                  According to the industry publication Pulp & Paper International (July 1999), in 1998, China ranked third, trailing only the United States and Japan, for the consumption of paper and paperboard products in the world. The demand for paperboard packaging material is correlated to the rate of economic growth and consumer spending. The Company believes that China's rapid growth in recent years and its entry into the World Trade Organization Pact in November 1999 will increase the Company's market opportunity in China's fragmented paper industry.

                  As a result of the Chinese government's earlier attempts at producing a self-sufficient paper industry based on local enterprise production, the paper industry in China is highly fragmented into many small capacity paper mills. This has resulted in large inefficiencies in the industry as well as a general low level of training and technical expertise. A large number of `backyard' mills with annual production capacity of less than 5,000 tons per annum account for a significant proportion of China's total paper production capacity. Due to the difficulties in regulating environmental pollution from such a large number of paper mills, and inefficiencies in such an industry structure, the Chinese government has introduced regulations, effective from 1997, to phase-in a close down of all paper mills with a capacity of less than 10,000 tons per annum. The resulting reorganization of the industry will produce a consolidation of business among those paper mills currently operating above this threshold, resulting in significant investment incentives to expand production capacity at each mill and a trend towards developing higher capacity mills. With the decreasing number of suppliers in the market, there will be a window for the Company to expand its market share.

PRODUCTS

                  The Company produces mainly uncoated and coated white-lined chipboard in a range of paperboard weights ranging from 180g/m2 to 400g/m2. Uncoated white-lined chipboard is used in consumer corrugated packaging. Coated white-lined chipboard is used for applications that require higher quality printed surfaces. In addition, the Company also produces small quantities of other types of paperboard products, including whiteback paperboard used for the packaging of foodstuffs.

                  Paperboard in China is graded according to Chinese national technical standards, which are used as an indicator of the quality of the paperboard but have no formal influence on the sales price achieved, which is market driven. The white-lined chipboard produced by the Company is primarily graded as Class C paperboard. Class C paperboard accounts for approximately 80% of China's total domestic paperboard production.
 Class B paperboard, produced by relatively few premium mills, accounts for the balance of China's domestic production. The highest quality paperboard available in the China market (Class A paperboard) is imported paperboard, mainly from South Korea, Taiwan and Japan, which is used almost exclusively by foreign-owned joint venture operations in some specialized high-quality end-uses.

                  The Company's product is used in a wide range of packaging for both domestic and international consumer product manufacturers in China. Generally, consumer product manufacturers subcontract the conversion and printing of their packaging to corrugated box manufacturers. These corrugated box manufacturers in turn assemble and fold containers using white-lined chipboard supplied by the Company and kraft linerboard imported or manufactured domestically. Corrugated paper is glued on the inside of the white-lined chipboard and the kraft linerboard covers onto the corrugated paper and forms a sandwich structure. Kraft linerboard is a kind of unbleached paperboard, which maintains a light brown finishing. White-lined chipboard is a bleached paperboard that has a white finishing like writing paper. The white-lined chipboard surface of these containers may be printed with the end users' designs and logos.

                  The Company's products have been utilized in final packaging by a number of international beverage manufacturers, including Coca-Cola, Pepsi Cola and Pabst Blue Ribbon beer for domestic China sales.

                  The Company's customers, comprised of both paper dealers and corrugated box manufacturers, are based predominantly in Southern China and the eastern coastal regions including Shanghai, Fujian and Zhejiang provinces. The Company also has several customers based in the Sichuan province in Central China. As of December 31, 1999, the Company had approximately 20 major customers, of which the largest two accounted for approximately 15% and 10% of sales, respectively, for the year ended December 31, 1999.

MARKETING AND SALES

                  The Company's sales and marketing activities are centered in Wuhan with additional support from the Company's executive office in Hong Kong. The Company employs 22 salespersons with key sales regions controlled by a total of five regional sales managers who operate on a salary and commission basis. In addition to the Company's sales team in Wuhan, the Company utilizes a network of five independent sales agents throughout the major markets in China.

                  The Company markets its white-lined chipboard under the "Golden Horse" brand name. The brand name has been used by the Wuhan Dong Feng Paper Mill Company ("Wuhan Company"), the Company's joint venture partner in Wuhan Limited, for over 40 years.

MANUFACTURING PROCESS

         PRODUCTION

                  In the production process, the fiber stock for paperboard is prepared from raw materials by placing wastepaper or pulp sheets into large digesting tanks where, with the addition of certain chemicals, a fiber slurry is produced. This slurry is delivered from the tanks by pipelines to the paper machines where it is laid on to large moving mats which carry the slurry through various rollers where it is pressed and dried, producing a continuous line of board that is either wound onto reels or cut up separately into sheets.

                  The Wuhan facilities have six individual paper machines for paperboard production and four separate digesting tanks for producing the fiber slurry to be used in the paperboard production process. The trend in Western paper mills is towards single large and high capacity paper machines, which are able to produce significant economies of scale. However the existence of several small paper machines creates a competitive advantage for a paper mill by allowing quick and efficient production of paperboard with varying dimensions to meet customized customer specifications while minimizing the amount of wastage produced.

         RAW MATERIAL SUPPLY

                  The major component of the Company's manufacturing expenditures is the cost of raw material for the preparation of the fiber stock, which generally accounts for between 60% - 75% of the paperboard's sales price. In addition to being a major cost, the type and amount of fiber used directly correlates to the quality characteristics of the paperboard. As a result, fiber supply is a crucial aspect of the Company's manufacturing process.

                  The Company utilizes four different types of fiber: virgin bleached kraft softwood pulp (BKSP), straw pulp and two main types of recycled paper (mixed wastepaper and de-inked newspaper). The BKSP used is imported from North America and trades at a price determined by international commodity markets. The price of recycled paper is also determined by the international commodity markets. The Company imports approximately 30% of its recycled paper requirements, with the remainder being sourced from the China domestic market. The Company manufactures its own straw pulp from straw purchased from the region around Wuhan. However, the Company's use of straw pulp will shortly be discontinued and replaced with de-inked old newspaper fiber.

                  The international market for BKSP is cyclical. However, as the actual proportion of BKSP used in the paperboard production process is less than 10% of the total fiber requirements, the Company's exposure to volatility in these markets is limited.

                  More important to the Company's operations is the volatility of the recycled paper market, which Management believes is generally more stable than that for virgin pulp products. Most of the internationally traded wastepaper originates from the United States, so movements in international prices closely track demand and supply in that market. The Company imports approximately 35% of its wastepaper requirements, of which two-thirds originate from Hong Kong and one-third from the United States.

                  Domestic Chinese wastepaper supply is less volatile than that of internationally traded wastepaper since it is generally of lower quality than the international product and often requires further processing before it can be used. As a result, Chinese wastepaper trades at a significantly lower price than internationally traded wastepaper. The Company carries out its own wastepaper collection activities within Wuhan and in addition obtains domestic wastepaper from wastepaper brokers in Southern China where domestic wastepaper is available in plentiful supply. The Company carries out barter trade arrangements with these domestic wastepaper brokers. Specifically, the Company exchanges paperboard products for wastepaper, which gives it a competitive advantage in securing a reliable wastepaper supply.

                  Other significant inputs in the paperboard production process include chemicals (for pulping, papermaking, pigmentation and coating), water, electricity and steam. All chemicals required are sourced from China domestic manufacturers, which ensures reliable supply and significant lower cost than that of imported chemicals. The Company's paper mill is located near the banks of the Yangtze River, and the Company has constructed its own water treatment facilities at this source to ensure a cost-effective and reliable water supply. Electricity is purchased from the Wuhan grid. The large quantities of steam required for the paperboard production processes are produced on-site at the Company's paper mill by coal powered boilers.

COMPETITION

                  The paper industry is highly fragmented in China as a result of the Chinese government's earlier attempts at producing a self-sufficient paper industry based on local enterprise production. The Company believes that as a result of the consolidation of the industry, the Company is positioned to increase its market share in the industry. In particular, the Company believes that it has the following competitive advantages:

                  PRODUCTION VERSATILITY - The ability to produce paperboard according to customized customer specification is a unique advantage that the Company has over other Chinese manufacturers. In larger paper mills in the West, significant investment in automated sheeting operations and inventory management is required in order to be able to efficiently meet customer requirements. Management believes that no paper mill in China has such systems installed. The Company, however, is able to simulate the process because the Company has six individual paper machines that provides it flexibility in scheduling production.

                  PRODUCT DISTRIBUTION - The Company has established distribution systems throughout its main customer markets in China. These include a network of independent agencies in Fuijian and Guangzhou province, allowing effective servicing of customers in these key markets.

                  RELIABILITY OF RAW MATERIAL SUPPLY - With fiber being the most important item in paperboard production, it is essential that reliable sources of supply exist. The Company has established relationships with suppliers through its barter trade arrangements with brokers for wastepaper.

                  ESTABLISHED BRANDS - Wuhan Limited's "Golden Horse" brand paperboard has been established in the China domestic market for over 40 years. The Company believes that Golden Horse is one of the oldest brands in the market and is well known for its quality and reliability. Accordingly, the Company is able to charge a premium for its product as compared to similarly situated paper mills.

                  The Company believes that the signing of the World Trade Organization Pact between the U.S. and China in November 1999 will lead to the opening of the Chinese market to foreign competitors who will be able to import paper products into the Chinese market with lower import duties. The lower price of imported paper products will increase competition in the Chinese market.

GAMMA LINK ENTERPRISES CORP. ACQUISITION

                  In October 1999, the Company and Gamma Link Enterprises Corp., a British Virgin Islands corporation ("Gamma"), entered into a Purchase Agreement pursuant to which the Company will acquire 100% of the outstanding capital stock of Gamma in exchange for 3,600,000 shares of the Company's common stock. The acquisition is scheduled to close during 2000.

                  Gamma owns a 51% interest in Sino-Panel (Gaoyao) Limited, a Sino-foreign joint venture company ("Sino-Panel"). The remaining 49% of Sino-Panel is owned by a party unrelated to the Company. Sino-Panel owns equipment for a particle panel production line in Gaoyao, China, which consists of reconditioned wood particle grinding equipment, multi-layer press, and other ancillary equipment and facilities that were manufactured in Finland.

                  Following closing of the acquisition, Sino-Panel will construct new production facilities along the West River in the Gaoyao Economic Development Zone in Guangdong Province, China, for the manufacture of particleboard panels and doors with high quality overlays. These products are to be used in the production of door cores, cabinet panels and shelving. The production facilities will be capable of production, at their full production level, of 75,000 m3/annum of particleboard or 1,250,000 doors. Construction is scheduled for completion by December 2000.

                  The demand for particleboard in China has been growing rapidly since 1980 when China began its economic reform. The increased demand for particleboard was primarily driven by the expansion and modernization of the Chinese furniture industry. The Company believes that the demand for furniture in China will continue to grow rapidly, with annual growth rates ranging from 8-10%. The Company believes that Sino-Panel's planned facilities, using imported equipment, will be capable of manufacturing high quality particleboard panels that will be superior in quality to currently available domestic produced particleboard panels.

HISTORY OF THE COMPANY

                  The Company was incorporated in the State of Delaware on June 26, 1997 as Orient Packaging Holdings, Ltd. On June 27, 1997 all the outstanding shares of Orient Investments Limited ("Orient Investments") were acquired by the Company in exchange for the issuance by the Company of a 100% interest in the Company to the former shareholders of Orient Investments. On December 1, 1999, the Company changed its name to China Gateway Holdings Inc.

                  Orient Investments, a British Virgin Islands corporation incorporated on January 8, 1997, is a holding company for Orient Packaging Limited (f/k/a Orient Financial Services Limited) ("Orient Packaging"), a British Virgin Islands corporation incorporated on May 25, 1993. Orient Packaging is the owner of a 60% interest in Wuhan Limited; a PRC registered Sino-foreign equity joint venture company. The remaining 40% interest is owned by Dong Feng Paper Mill Company, a China state-owned enterprise.

COMPLIANCE WITH ENVIRONMENTAL LAWS

                  To date, management believes that the Company has complied with existing environmental regulations in the PRC. Commencing in 1996, the PRC government adopted plans intended to improve the environment and control pollution. In order to control acid rain, toxic waste and pollutant emissions, the PRC targeted certain regions for environmental protection. The Company's production plant is located in the Yangtze River region and was not one of the designated control areas. For production plants within the targeted areas, water treatment plants must be installed in order to comply with the pollutants emissions standards. The Company has its own water treatment facilities and a system for recycling the chemicals used in paper making. Therefore, the Company will not be affected even if the targeted areas include the Yangtze River region. The annual fees paid to the local environmental protection authority are as follows:

                  1997:  RMB 397,733 (10 months)
                  1998:  RMB 79,547 (2 months)
                  1998:  RMB 430,991
                  1999:  RMB 374,088

WUHAN LIMITED

                  The Company presently owns a 60% interest in Wuhan Limited pursuant to a Joint Venture Agreement dated December 20, 1997 (the "Joint Venture Agreement"). The validity, interpretation, execution and settlement of disputes is to be governed under Chinese law and disputes are to be submitted for arbitration to the Foreign Economic and Trade Arbitration Commission of the China Council for the Promotion of International Trade. Despite some progress in developing a legal system, China does not have a comprehensive system of laws. The interpretation of Chinese laws may be subject to policy changes reflecting domestic political factors. Enforcement of existing laws, including laws pertaining to Chinese joint ventures, may be uncertain and sporadic, and implementation may be inconsistent.

EMPLOYEES

                  The Company and its subsidiaries have approximately 900 full-time employees. The Company's executive officers are based in the Company's executive office in Hong Kong. All other employees of the Company are based in China.

PATENTS AND TRADEMARKS

                  The Golden Horse band name has been registered as a trade name in China since 1958 by Wuhan Company. The trade name has been registered by Wuhan Company since 1958. The trade name is licensed to Wuhan Limited by Wuhan Company for the term of the Joint Venture.


ITEM 2.  DESCRIPTION OF PROPERTIES

                  HONG KONG. The Company occupies office space in Wanchai, Hong Kong. The lease expires May 9, 2001.

                  WUHAN, HUBEI. The Company's joint venture, Wuhan Dong Feng Paper Company Limited, leases a paper manufacturing plant in Wuhan consisting of 25,730 square meters. The lease expires concurrent with the term of Wuhan Limited in 2027.


ITEM 3.  LEGAL PROCEEDINGS

         There are no pending proceedings against the Company or any of its properties nor, to the knowledge of the Company, are any legal proceedings threatened.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1999.


                                     PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  The Company was formed on June 26, 1997. Since October, 1997, the Company's common stock has been listed for trading on the OTC Electronic Bulletin Board under the symbol "ORPK." The trading market is limited and sporadic and should not be deemed to constitute an "established trading market." In connection with the change of the Company's name to China Gateway, the Company's symbol was changed to "CNGH" on December 13, 1999.

                  The following table sets forth the range of bid prices of the Company's common stock as quoted on the OTC Electronic Bulletin Board during the periods indicated. Such prices reflect prices between dealers in securities and do not include any retail markup, markdown or commission and may not necessarily represent actual transactions. The information set forth below was provided by NASDAQ Trading & Market Services.


                                                                       HIGH                      LOW
                                                                       ----                      ---
FISCAL YEAR ENDED DECEMBER 31, 1998

First Quarter                                                          $9.99                    $2.67
Second Quarter                                                          6.25                     4.50
Third Quarter                                                           5.13                     0.38
Fourth Quarter                                                          2.88                     1.13

FISCAL YEAR ENDED DECEMBER 31, 1999

First Quarter                                                           2.00                      .59
Second Quarter                                                          3.59                      .75
Third Quarter                                                           2.25                      .94
Fourth Quarter                                                          2.44                      .69

FISCAL YEAR ENDING DECEMBER 31, 2000

Period from January 1, 2000 to                                          1.13                      .016
     March 31, 2000

                  On March 31, 2000, the closing bid price for the common stock as reported by OTC Electronic Bulletin Board was $.016

                  As of March 31, 2000, the number of security holders of record of the Company's common stock was 42. As of such date, 4,307,158 shares were outstanding.

DIVIDEND POLICY

                  The Company has never paid dividends on the common stock and does not anticipate paying dividends on its common stock in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the future growth of the Company. Earnings of the Company, if any, not paid as dividends are expected to be retained to finance the expansion of the Company's business. The payment of dividends on its common stock in the future will depend on the results of operations, financial condition, capital expenditure plans and other cash obligations of the Company and will be at the sole discretion of the Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

                  The following is information for all securities that the Company has sold since inception without registering the securities under the Securities Act:

                  1. On June 27, 1997, the Company issued a total of 2,310,000 shares of common stock, consisting of 1,684,856 shares of common stock to Cartier-Fleming International Limited, 561,619 shares of common stock to Critical Success Limited, 57,750 to Mr. Xiang Bin and 5,775 shares to Mr. Lachlan J. Christie, in connection with the acquisition of 100% of the interest in Orient Investments Limited. The shares were issued in a private transaction not involving an offering pursuant to Section 4(2) of the Securities Act. This transaction was characterized as a reincorporation and had no financial impact on the Company.

                  2. On June 27, 1997, the Company issued 285,000 shares of common stock to 4 unrelated accredited financial consultants of the Company for services rendered in connection with the reincorporation discussed in Transaction 1. The shares were issued pursuant to Rule 506 of Regulation D.

                  3. On June 27, 1997, the Company issued 180,000 shares of common stock and an option to purchase 150,000 shares of common stock at $1.66 per share to an unrelated accredited financial consultant of the Company for services rendered in connection with the reincorporation discussed in Transaction 1. The common stock were issued pursuant to Rule 504 of Regulation D and the option was issued pursuant to 4(2) of the Securities Act.

                  4. From July 1997 through March 1998, the Company issued an aggregate of 317,700 shares of common stock to 23 accredited investors at $2.50 per share in a private placement, for an aggregate purchase price of $794,250. The investors either had pre-existing personal or business relationships with the Company's officers and/or directors or were introduced to the Company by financial consultants of the Company who were affiliated with registered broker-dealers. The offering was done pursuant to Rule 504 of Regulation D.

                  5. From January 1998 through May 1998, the Company issued 45,800 shares of common stock to 8 accredited investors at $2.50 per share in a private placement, for an aggregate purchase price of $114,500. The investors were introduced to the Company by financial consultants of the Company who were affiliated with registered broker-dealers. The shares were issued pursuant to Rule 506 of Regulation D.

                  6. From January 1998 through April 1998, the Company issued 23,050 shares of common stock to 12 accredited investors for $2.75 per shares in a private placement, for an aggregate purchase of $63,387.50. The investors were introduced to the Company by financial consultants of the Company who were affiliated with registered broker-dealers. The shares were issued pursuant to Rule 504 of Regulation D.

                  7. On October 31, 1997, March 20, 1998 and April 3, 1998,
the Company issued warrants to an accredited unrelated financial consultant of the Company to purchase 45,000, 30,000 and 45,000 shares, respectively, at the exercise price of $.10 per share, for services rendered in connection with the private placements described in Transactions 4, 5 and 6. The warrants were issued pursuant to Rule 504 of Regulation D.

                  8. In March and April 1998, the warrants issued in Transaction 7 were exercised for an aggregate of 120,000 shares of common stock. The shares were issued pursuant to Rule 504 of Regulation D.

                  9. On April 8, 1998, the option issued in Transaction 3 was exercised pursuant to the cashless exercise provision as provided in the Stock Option Agreement for an aggregate of 111,692 shares of common stock. The shares were issued pursuant to Section 4(2) of the Securities Act.

                  10. On March 27, 1998, the Company issued 3,000 shares of common stock and warrants to purchase 125,000 shares of common stock at $.10 per share, which were immediately exercised, to an accredited investor for an aggregate purchase price of $100,000. The investor had a pre-existing business relationship with the Company. The 3,000 shares of common stock were issued pursuant to Rule 504 of Regulation D and the warrants for the 125,0000 shares and the 125,000 shares of common stock, were issued pursuant to Rule 506 of Regulation D.

                  11. On April 16, 1998, the Company issued warrants to purchase 3,905 shares of common stock to an accredited investor in Transaction 4 as compensation for services rendered in connection with Transaction 4. The warrants were issued pursuant to Rule 504 of Regulation D.

                  12. On May 15, 1998, the Company issued 235,316 units, each unit consisting of one share of common stock and a warrant to purchase one share of common stock at the exercise price of $2.75 per share at $2.75 per unit in a private placement to 24 accredited investors for an aggregate purchase price of $647,119. The investors were introduced to the Company by financial consultants of the Company who were affiliated with registered broker-dealers. The units were issued pursuant to Rule 506 of Regulation D.

                  13. On August 10, 1998, the Company issued 15,000 shares of common stock to an accredited unrelated financial consultant for financial services rendered in connection with Transaction 12. The shares were issued pursuant to Rule 504 of Regulation D.

                  14. In August and September 1998, the Company issued 10,600 shares of common stock to 3 accredited unrelated financial consultants for services rendered in connection with Transaction 12. The shares were issued pursuant to Rule 504 of Regulation D.

                  15. From September to November 1998, the Company issued 250,000 units, each unit consisting of one share of common stock and a warrant to purchase one share of common stock at the exercise price of $.10, at $1.00 per unit to 4 accredited investors, for an aggregate purchase price of $250,000. The investors were introduced to the Company by financial consultants of the Company who were affiliated with registered broker-dealers. The units were issued pursuant to Rule 504 of Regulation D.

                  16. On November 5, 1998, the Company issued 20,000 units, each unit consisting of one share of common stock and a warrant to purchase one share of common stock at the exercise price of $.10, at $1.50 per unit to 1 accredited investor, for an aggregate purchase price of $30,000. The investor was introduced to the Company by a financial consultant of the Company who was affiliated with a registered broker-dealer. The units were issued pursuant to Rule 504 of Regulation D.

                  17. From September 1998 to January 1999, warrants issued in Transactions 15 and 16 were exercised for an aggregate of 27,000 shares of common stock. The shares were issued pursuant to Rule 504 of Regulation D.

                  18. From October to December 1998, the Company issued 35,000 shares of common stock to 2 accredited unrelated consultants to the Company for services rendered in connection with Transaction 12. The shares were issued pursuant to Rule 504 of Regulation D.

                  19. On December 18, 1998, the Company issued 30,000 shares to an accredited unrelated advisor for investor relation services. The shares were issued pursuant to Rule 504 of Regulation D.

                  20. On December 8, 1998, the Company granted an option to an employee to purchase 10,000 shares of common stock, at the exercise price of $.10, as compensation. The option was issued pursuant to Rule 504 of Regulation D.

                  21. On December 31, 1998, the option granted in Transaction 20 was exercised for 10,000 shares of common stock. The shares were issued pursuant to Rule 504 of Regulation D.

                  22. On March 17, 1999, the Company issued 148,000 shares of common stock to 2 accredited investors at $.50 per share, for an aggregate purchase price of $74,000. The investors were introduced to the Company by financial consultants of the Company who were affiliated with registered broker-dealers. The shares were issued pursuant to Rule 504 of Regulation D.

                  23. On April 6, 1999, the Company issued 5,000 shares of common stock to an accredited unrelated financial consultant for services rendered in connection with Transactions 22. The shares were issued pursuant to Rule 504 of Regulation D.

The Company believes that the transactions described above were exempt from registration under Section 3(a)(9), 3(b) or 4(2) of the Securities Act because the Company was not a development stage company, the aggregate amount of the subject securities was less than $1,000,000 and the subject securities were, sold to a limited group of persons, each of whom was believed to have been a sophisticated investor or had a pre-existing business or personal relationship with the Company or its Management and was purchasing for investment without a view to further distribution. Restrictive legends were placed, as applicable, on stock certificates evidencing the securities.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Act of 1995:


         This Annual Report on Form 10-KSB contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Although the Company believes that the assumptions on which the forward-looking statements are based are reasonable, and the forward-looking statements are within the definition of the Private Securities Litigation Reform Act of 1995, the forward-looking statements in this Annual Report on Form 10-KSB are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

OVERVIEW:

         China Gateway Holdings Inc., formerly Orient Packaging Holdings Limited (the "Company"), was incorporated in the State of Delaware on June 26, 1997. Effective June 27, 1997, the Company issued 2,310,000 shares of common stock to the shareholders of Orient Investments Limited, a British Virgin Islands company incorporated on January 9, 1997 ("OIL"), in exchange for 100% of the capital stock of OIL. OIL owned a 100% interest in Orient Packaging Limited ("OPL"), which was incorporated in the British Virgin Islands on May 25, 1993, originally as Orient Financial Services Limited. OPL owned a 60% interest in Wuhan Dong Feng Paper Company Limited, a Sino-foreign equity joint venture ("Wuhan Limited" or the "Joint Venture"), with the remaining 40% owned by Wuhan Dong Feng Paper Mill Company, a PRC state-owned enterprise ("Wuhan Company").

         In accordance with an agreement between OPL and Wuhan Company dated December 20, 1996 (the "Joint Venture Agreement"), the Joint Venture was established with a term of 30 years from the date the business license is issued to engage in the manufacture and sale of cartonboard packaging materials. The Joint Venture produces primarily coated and uncoated white-lined chipboard, which are the most common types of cartonboard used in consumer packaging for beverages, dry foodstuffs, pharmaceutical products and other consumer items. The Joint Venture's production facilities and operations are located in the city of Wuhan, Hubei Province, PRC. The Company had no significant operations prior to the commencement of the Joint Venture's operations effective March 1, 1997.

         Through December 31, 1997, OPL had contributed cash of RMB 4,876,893 to Wuhan Limited, and Wuhan Company had contributed a building and machinery, accounts receivable and inventory, net of certain liabilities, with a carrying value of RMB 7,102,039, which approximated fair value at the date of contribution to Wuhan Limited. During the year ended December 31, 1998, OPL contributed cash of RMB 5,752,718 to Wuhan Limited. All initial capital contributions required by the Joint Venture Agreement had been completed as of December 31, 1998.

         Pursuant to an amendment to the Joint Venture Agreement dated February 26, 1998, the parties to the Joint Venture Agreement agreed to expand its registered capital in order to facilitate the expansion of the Joint Venture by March 31, 1999. OPL agreed to contribute additional cash of RMB 34,362,000 to the Joint Venture, consisting of RMB 20,000,000 by December 31, 1998 and RMB 14,362,000 by March 31, 1999, and Wuhan Company agreed to contribute machinery and equipment with a total value of RMB 22,908,000. OPL did not fund its required capital contributions during 1998 and 1999. The funding of this capital contribution would most likely be accomplished through a sale of the Company's equity securities. The funds required to be contributed by OPL were intended to support growth and expansion. In January 2000, a new timetable was agreed upon whereby OPL will contribute RMB 5,000,000 by June 30, 2000, another RMB 5,000,000 by September 30, 2000, and RMB 10,000,000 by December 31, 2000. No
fixed timetable has been established for the remaining contributions but they will be based on the proceeds available from capital raising transactions. The parties have agreed to delay the discussion of a timetable for any contributions which may be made after December 31, 2000 until an unspecified later date. There have been no adverse consequences in not contributing the additional RMB 34,362,000 to the joint venture other than the delays in modernization of the equipment in the plant.

         Pursuant to an amendment to the Joint Venture Agreement dated April 19, 1999, certain assets and liabilities related to Wuhan Company aggregating RMB 26,112,048 were extinguished, consisting of amounts due to Wuhan Company of RMB 32,122,132, less amounts due from Wuhan Company of RMB 6,010,084, and were reflected as a contribution to capital to the Joint Venture effective December 31, 1998. The amounts due to Wuhan Company that were forgiven reflected unrecoverable charges to the Joint Venture for raw material inventory, as well as general and administrative expenses, financing expenses and certain other expenses. Based on the agreement by Wuhan Company to forgive such amounts, OPL agreed to contribute sufficient capital to the Joint Venture as may be required to fund its operations at current levels. Effective December 31, 1999, Wuhan Company agreed to forgive an additional RMB 16,329,758 of amounts due it for raw material inventory and general and administrative expenses and interest expense, which were also reflected as a contribution to capital to the Joint Venture.

         The Company accounts for its interest in the Joint Venture similar to a majority-owned subsidiary because of its 60% interest and its contractual ability to control the Board of Directors, elect the Chairman of the Board of Directors and appoint the general manager of the Joint Venture. In this connection, the Joint Venture Agreement provides that the Board of Directors is the highest authority of the Joint Venture. The Company recognizes that a joint venture interest in the PRC generally is not consolidated in the financial statements of the companies that report under the periodic reporting requirements of the United States Securities and Exchange Commission due to the rights asserted by the PRC partner under customary joint venture agreements. However, in view of the above factors specific to the Company, management believes that it is appropriate to consolidate the Joint Venture's operations in the Company's consolidated financial statements.

         Effective October 4, 1999, the Company entered into an agreement (the "Purchase Agreement") to acquire 100% of the outstanding capital stock of Gamma Link Enterprises Corp., a British Virgin Islands company ("Gamma"), in exchange for 3,600,000 shares of the Company's common stock valued at RMB 44,712,000 (RMB
12.42 per share). Gamma owns a 51% equity interest in Sino-Panel (Gaoyao) Limited, a Sino-foreign equity joint venture ("Sino-Panel"), with the remaining 49% owned by an unrelated company. Sino-Panel's only assets consists of a particle panel production line consisting of reconditioned wood particle grinding equipment, multi-layer presses, and other ancillary equipment and facilities that were originally manufactured and operated in Finland. Such equipment has not been employed in revenue-generating operations for the past several years. The closing of this transaction is subject to the satisfactory completion of certain conditions which has not yet occurred. Upon the closing, Sino-Panel expects to begin construction of new production facilities for the manufacture of particleboard panels and doors with high quality overlays, which will be used in the production of door cores, cabinet panels and shelving, and which will be marketed in the PRC and internationally. Construction of the new manufacturing facilities in Gaoyao City, Guangdong

Province, PRC, is scheduled for completion by December 2000, and operations are expected to commence during the year ended December 31, 2001.

         The acquisition of OIL by the Company was accounted for as a recapitalization of OIL, as the shareholders of OIL acquired all of the capital stock of the Company in a reverse acquisition. Accordingly, the assets and liabilities of OIL have been recorded at historical cost, and the shares of common stock issued by the Company have been reflected in the consolidated financial statements giving retroactive effect as if the Company had been the parent company from inception. The historical consolidated financial statements for the years ended December 31, 1999 and 1998 consist of the combined financial statements of the Company and its direct and indirect subsidiaries and joint venture interests from the dates of their respective formation or acquisition.

         The Company's customers are concentrated in the PRC. Sales to such customers are generally on an open account basis and are denominated in RMB. Through December 31, 1999, the Company's revenues were generated through its interest in Wuhan Limited, which supplies paperboard directly or indirectly to major international consumer brands. Approximately 15% of the Company's non-related party sales were generated by one customer during the years ended December 31, 1999 and 1998. One other customer accounted for over 10% of total sales during the year ended December 31, 1999. During such periods, the Company also had significant purchases of raw material inventory from the same customer. As of December 31, 1999 and 1998, approximately 43% and 30%, respectively, of net trade receivables were due from five customers, of which one customer accounted for greater than 10% of the net trade receivables balance.

         The consolidated financial statements have been presented in Chinese Renminbi ("RMB"). Transactions and monetary assets denominated in currencies other than the RMB are translated into RMB at the respective applicable exchange rates. Monetary assets and liabilities denominated in other currencies are translated into RMB at the applicable rate of exchange at the balance sheet date. The resulting exchange gains or losses are credited or charged to the consolidated statements of operations. Currency translation adjustments arising from the use of different exchange rates from period to period are included in comprehensive income.

CONSOLIDATED RESULTS OF OPERATIONS:

YEARS ENDED DECEMBER 31, 1999 AND 1998:

         Sales. Sales remained relatively constant in 1999 as compared to 1998. For the year ended December 31, 1999, sales were RMB 61,327,816, consisting of RMB to 50,217,816 (81.9%) to unrelated parties and RMB 11,100,000 (18.1%) to a related party. For the year ended December 31, 1998, sales were RMB 60,321,795, consisting of RMB 55,416,605 (91.9%) to unrelated parties and RMB 4,905,190 (8.1%) to a related party. During the year ended December 31, 1999, the Company sold 22,129 metric tons of cartonboard at an average selling price of RMB 2,700 per metric ton, as compared to selling 20,942 metric tons of cartonboard at an average selling price of RMB 2,800 per metric ton for the year ended December 31, 1998.

         Gross Profit. For the year ended December 31, 1999, gross profit was 10.4% of sales, as compared to a negative gross profit of (10.3%) of sales for the year ended December 31, 1998. The Company incurred a negative gross profit for the year ended December 31, 1998 as a result of its cost of raw material inventory including certain unrecoverable costs. The Company was unable to sell its products in 1998 at a price sufficient to recover such excess inventory costs because of management's concentration at that time on sales to related parties and on maintaining market share at the expense of profitability. The purchase liability associated with such excess inventory costs was forgiven by Wuhan Company effective December 31, 1998, as described above.

         Sales and Marketing Expenses. For the year ended December 31, 1999, sales and marketing expenses were RMB 1,325,950 or 2.2% of sales, as compared to sales and marketing expenses of RMB 1,779,781 or

3.0% of sales for the year ended December 31, 1998. Sales and marketing expenses decreased in 1999 as compared to 1998, both on an absolute basis and as a percent of sales, as a result of the Company having implemented a special marketing program at a cost of approximately RMB 426,000 in 1998 to sell products which management considered to be of reduced quality. This marketing program was not repeated in 1999.

         General and Administrative Expenses. For the year ended December 31, 1999, general and administrative expenses were RMB 13,096,147 or 21.4% of sales, as compared to general and administrative expenses of RMB 17,189,503 or 28.5% of sales for the year ended December 31, 1998. General and administrative expenses decreased in 1999 as compared to 1998 by RMB 4,093,356 or 23.8% primarily as a result of reduced travel and personnel costs.

         Net Loss from Operations. Net loss from operations was RMB 9,559,980 for the year ended December 31, 1999, as compared to a net loss from operations of RMB 26,673,529 for the year ended December 31, 1998. The net loss from operations decreased by RMB 17,113,549 in 1999 as a result of the Company generating a positive gross profit in 1999 as compared to a negative gross profit in 1998, and a reduction in general and administrative expenses in 1999 as compared to 1998.

         Other Income (Expense). The Company recorded commission income of RMB 878,928 during the year ended December 31, 1999. The Company did not have any commission income during the year ended December 31, 1998. For the year ended December 31, 1999, interest expense was RMB 772,510, as compared to RMB 3,488,795 for the year ended December 31, 1998. Interest expense decreased in 1999 as compared to 1998 primarily as a result of a reduction in interest bearing debt to Wuhan Company, which decreased as a result of Wuhan Company forgiving RMB 16,329,758 and RMB 32,122,132 of such debt, which was recorded effective December 31, 1999 and 1998, respectively, as described above.

         Income Taxes. The Company recognized income tax expense of RMB 1,077,238 for the year ended December 31, 1999 relating to the operations of the Joint Venture. The Company did not recognize any income tax expense for the year ended December 31, 1998. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiaries are not liable for income taxes. The Company's PRC Joint Venture is subject to income taxes at a preferential effective rate of 27%. The Joint Venture is exempt from income taxes in the PRC for the first two years starting from the first year of profitable operations, followed by a 50% exemption for the next three years. Losses incurred by the Joint Venture may be carried forward for five years.

         Minority Interest. For the years ended December 31, 1999 and 1998, the Company recorded a minority interest of RMB 3,770,981 and RMB 9,629,089, respectively, to reflect the 40% interest of Wuhan Company in the Joint Venture.

         Net Loss. Net loss was RMB 6,757,569 for the year ended December 31, 1999, as compared to a net loss of RMB 20,271,018 for the year ended December 31, 1998.

CONSOLIDATED FINANCIAL CONDITION - DECEMBER 31, 1999:

LIQUIDITY AND CAPITAL RESOURCES:

         Operating. For the year ended December 31, 1999, the Company's operations utilized cash resources of RMB 5,131,230, as compared to utilizing cash resources of RMB 8,783,639 for the year ended December 31, 1998. The Company had net working capital of RMB 23,081,917 at December 31, 1999, as compared to RMB 13,500,096 at December 31, 1998, reflecting a current ratio of 1.88:1 at December 31, 1999, as compared to 1.39:1 at December 31, 1998. The Company's operations utilized a decreased amount of cash resources in 1999 as compared to 1998 primarily as a result of a reduction in the operating loss. A major reason for the Company having a significant positive net working capital position at December 31, 1999 and

1998 was the forgiveness of debt by Wuhan Company effective December 31, 1999 and 1998 of RMB 16,329,758 and RMB 26,112,048, respectively.

         Accounts receivable, net of an allowance for doubtful accounts of RMB 155,036 at December 31, 1999 and RMB 1,370,787 at December 31, 1998, decreased by RMB 5,134,491, to RMB 22,252,822 at December 31, 1999, from RMB 27,387,313 at
December 31, 1998. Bad debt expense was RMB 156,253 and RMB 166,532 for the years ended December 31, 1999 and 1998, respectively.

         Inventories decreased by RMB 2,831,811, to RMB 9,266,568 at December 31, 1999, from RMB 12,098,379 at December 31, 1998.

         Investing. During the year ended December 31, 1999, additions to property, plant and equipment aggregated RMB 109,475. During the year ended December 31, 1998, additions to property, plant and equipment aggregated RMB 2,350,671.

         As of December 31, 1999, the Company had budgeted capital expenditures of approximately RMB 1,000,000 through December 31, 2000.

         Financing. The Company has relied on the credit provided by Wuhan Company, the 40% interest holder in the Joint Venture, supplemented by the sale of its securities and short-term bank loans, for the working capital resources to fund its operations from March 1997 through December 1999. Additional transactions with respect to the Joint Venture are discussed above at "Overview".

         In conjunction with the reverse merger transaction on June 27, 1997 pursuant to which 2,310,000 shares of common stock were issued, the Company received net assets with an historical cost basis of RMB 1,655,780. During the ten months ended December 31, 1997, the Company sold 212,000 shares of common stock for net proceeds of RMB 4,393,414, and issued an additional 465,000 shares of common stock to entities arranging such financing for consideration of RMB 24,836. During the year ended December 31, 1998, the Company issued 773,466 shares of common stock for net proceeds of RMB 9,131,001, and also issued 393,692 shares of common stock for net proceeds of RMB 28,200 upon the exercise of outstanding stock options and warrants. During the year ended December 31, 1999, the Company issued 153,000 shares of common stock for net proceeds of RMB 621,691.

         The Company had RMB 10,462,659 due from Wuhan Company at December 31, 1999, as compared to RMB 4,730,373 due to Wuhan Company at December 31, 1998, net of the amounts extinguished effective December 31, 1999 and 1998 of RMB 16,329,758 and RMB 32,122,132, respectively, as described above.

         The Company had short-term bank loans of RMB 1,227,057 at December 31, 1998, which were fully repaid during 1999.

         During the year ended December 31, 1999, certain shareholders made advances to the Company totaling RMB 779,322, which are unsecured, non-interest bearing and payable on demand.

         The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that its projected cash flows from operations, combined with the credit provided by Wuhan Company, the cash that the Company expects to generate from the issuance of its securities, and advances provided by certain shareholders during the year ended December 31, 1999, will be sufficient to support its planned operations during 2000. Depending upon the rate of growth, the Company may seek additional capital in the future to support the expansion of operations and acquisitions.

INFLATION AND CURRENCY MATTERS:

         In recent years, the Chinese economy has experienced periods of rapid growth as well as relatively high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. Since 1993, the Chinese government has implemented an economic program designed to control inflation, which has resulted in the tightening of working capital available to Chinese business enterprises. The recent Asian financial crisis has resulted in a general reduction in domestic production and sales, and a general tightening of credit, throughout China. The success of the Company depends in substantial part on the continued growth and development of the Chinese economy.

         Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. Changes in the relative value of currencies may occur periodically and may, in certain instances, materially affect the Company's results of operations. Both the conversion of Renminbi into foreign currencies and the remittance of foreign currencies abroad requires the approval of the government of China. The Renminbi is not freely convertible into foreign currencies, and the ability to convert the Renminbi is subject to the availability of foreign currencies. As a result of the Asian financial crisis, China tightened foreign exchange controls in 1998. Effective December 1, 1998, all foreign exchange transactions involving the Renminbi must take place through authorized banks in China at the prevailing exchange rates quoted by the People's Bank of China. The Company expects that a portion of its revenues will need to be converted into other currencies to meet foreign currency exchange obligations, including the payment of any dividends declared.

         The continuing Asian financial crisis has had a negative impact on the Company's operations by reducing the Chinese economy's growth and general level of activity. During the last two years, the effects of the Asian financial crisis have negatively impacted the Company. In addition, although the central government of China has repeatedly indicated that it does not intend to devalue its currency in the near future, recent announcements by the central government of China indicate that devaluation is an increasing possibility. Should the central government of China decide to devalue the Renminbi, the Company does not believe that such an action would have a detrimental effect on the Company's operations, since the Company conducts virtually all of its business in China, and the sale of its products is settled in Renminbi. However, devaluation of the Renminbi against the United States dollar would adversely affect the Company's financial performance when measured in United States dollars.

RECENT ACCOUNTING PRONOUNCEMENTS:

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addresses the accounting for hedging activities. The Company will adopt SFAS No. 133 for its fiscal year beginning January 1, 2001. The Company currently does not have any derivative instruments nor is it engaged in any hedging activities, thus the Company does not believe that implementation of SFAS No. 133 will have a material effect on its financial statement presentation and disclosures.

YEAR 2000 ISSUE:

         The Year 2000 Issue results from the fact that certain computer programs have been written using two digits rather than four digits to define the applicable year. Computer programs that have sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

         As of December 31, 1999, the Company had completed any required modifications to its software to ensure that its software systems were Year 2000 compliant. The cost of such modifications was not material.

         Since the date rollover on January 1, 2000, the Company has not experienced any material adverse effect from the Year 2000 Issue. While the primary risk to the Company with respect to the Year 2000 Issue continues to be the ability of third parties to provide goods and services in a timely and accurate manner, the Company has not experienced any such disruption to date. The Company does not expect any remaining risks with respect to the Year 2000 Issue to have a material adverse effect on the Company.


ITEM 7.  FINANCIAL STATEMENTS

             Filed herewith are the consolidated financial statements for the years ended December 31, 1999 and 1998.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                            PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

                  The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of December 31, 1999. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.


         NAME                   AGE                POSITION
         Danny Wu               39         Chairman of the Board, Chief
                                           Executive Officer and Secretary

         Lawrence Hon           51         Director

         Vincent Chan           36         Director

         Steven Tang            44         Director

         Chen Yuen Chen         29         Vice President - Business Department

         Oscar Shen             25         Accounting and Finance Manager

                  DANNY W. WU was appointed Chairman, CEO and Secretary of the Company in March 1999. Mr. Wu has over ten years of experience in international trade, manufacturing management and directed investment in China. He started as a loan officer in Hang Lung Bank, Hong Kong. He joined the Hong Kong Trade Development Council (HKTDC) in 1985 and was in charge of promoting HKTDC's services to the local business community. Subsequently, he was assigned to promote Hong Kong's export trade and investments and assisted a number foreign companies to invest in Hong Kong and China during that period. Mr. Wu was then promoted to project manager, responsible for organizing and the overall management of a number international conventions and exhibitions. He joined Quanta Industries Inc., a Taiwanese conglomerate, in 1989 as the general manager of Quanta's Hong Kong office overseeing trading, direct investment activities and setting up joint venture enterprises in China. The joint ventures related to catering, cable manufacturing and metal processing. He was also involved in the general financial management of these ventures. Mr. Wu was a founding member of Sino-Forest Corporation, a company listed on the Toronto Stock Exchange, with investments in forestry in China. Hew was responsible for market development of wood chips and procurement in China and Asia. In 1995, Mr. Wu founded an investment company, and invested in a number of ventures in China, Hong Kong and the United States. Mr. Wu joined the Company in 1999. He is a graduate of the University of Hong Kong with a degree in management studies and economics.

                  LAWRENCE HON was appointed a director of the Company in March 1999. He started his career as a professional accountant. In 1984, Mr. Hon joined Modern Printing Equipment Ltd. as the Financial Director. Modern Printing was a subsidiary of KNP BT, a Dutch based multinational group. KNP BT was the world's eighth largest forestry group specializing in paper, packaging and printing. He was promoted to KNP BT's Regional Financial Director in 1986 and Deputy Managing Director of Asian Operations in 1990, responsible for Hong Kong, China, Taiwan and Korea. Between 1994 and 1996 Mr. Hon served for Hong Kong, China, Taiwan and Korea. Between 1994 and 1996 Mr. Hon served as the Senior Vice President of Sino-Forest Corporation, a company listed on the Toronto Stock Exchange. Mr. Hon was in charge of tree plantation, which provided wood fiber for paper, packaging and panel-board production. Mr. Hon is currently the CEO and President of AgroCan Corporation, a public reporting company specializing in producing and distributing fertilizers in China. Mr. Hon is a professional accountant with fellowship in the respective accountants' associations in Hong Kong and the United Kingdom. He also holds an MBA degree and a professional qualification in Information Technology.

                  STEVEN TANG was appointed a director of the Company in March 1999. Mr. Tang is the President of Viasystems Asia Pacific Ltd. based in Hong Kong. Viasystems Asia Pacific Ltd. is the Asia subsidiary of Viasystsems Group, Inc., with sales turnover of over US$1.4 billion in the printed circuit board and electronic assembly business. Mr. Tang has extensive experience operating in China, Asia and the United States. He was the managing director for Utilux Asia Ltd. from 1994 to 1999. Previously, he was the general manager for Amphenol East Asia Ltd. in the electronics and interconnect business. Mr. Tang has a B.Sc. degree in electrical and electronics engineering from Nottingham University and an MBA degree from Bradford University in the United Kingdom.

                  VINCENT C.H.CHAN was appointed a director of the Company in March 1999. In 1996, Mr. Chan joined Suez Asia Inc., a European investment fund for China as an investment director. Between 1989 and 1996 he served in various capacities in the financial field, including corporate finance and direct investment for Standard Chartered Asia Limited and HSBC Private Equity management Limited. He has over 11 years of experience in direct investments and mergers and acquisitions in Asia, including China. Mr. Chan received a B.A. degree in geography and economics from the University of Hong Kong in 1986 and an MBA degree from the Manchester Business School in the United Kingdom in 1998.

                  YUAN-CHENG CHEN was appointed Vice President of Business Development for the Company in March 1999. Mr. Chen is responsible for sales and market development for the Company's products produced by the Packaging and Wood Divisions. Mr. Chen has a strong technical background and extensive experience in the printing and packaging industry in China. From 1993 through 1999, Mr. Chen was the Marketing Manager for a major toy manufacturer in Guangzhou. He managed a team of 30 sales and marketing personnel. He is a graduate of the Faculty of Electronics of the Beijing Printing Institute where he majored in electronic publishing.

                  OSCAR SHEN was appointed Accounting and Finance Manager of the Company in March 1999. Mr. Shen joined Ernst and Young in 1997 as an auditor and participated in the audits of major listed companies in Hong Kong. He joined Hong Kong Metal Work Co. Ltd. in 1996 and was involved the establishment of a new computerized accounting system for the accounting and shipping departments. In 1995, he joined Lippo Asia Investment Management (HK) Limited and was involved in financial analysis and corporate finance. Mr. Shen received his education in Hong Kong, Canada and the United States. He is a graduated from the University of Wisconsin-Madison with an accounting major.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934, AS
AMENDED

                  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities of the Company. Copies of these filings must be furnished to the Company. During the fiscal year ended December 31, 1999, the Company did not have any class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, and accordingly, was not subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

ITEM 10.  EXECUTIVE COMPENSATION

                  The following table sets forth the compensation paid during the fiscal years ended December 31, 1999, 1998 and 1997 to the Company's Chief Executive Officer. No officer of the Company received annual compensation in excess of US$100,000 per annum during such years.

                                           SUMMARY COMPENSATION TABLE


              NAME AND
         PRINCIPAL POSITION                                       YEAR                 SALARY
         ------------------                                       ----                 ------
         Danny Wu(1), Chairman, Chief Executive Officer
           and Secretary                                          1999                US$nil

         Nils A. Ollquist(1), Chairman, President, Chief          1999                US$nil
           Executive Officer and Secretary                        1998                US$86,710
                                                                  1997                US$88,258

(1) Nils A. Ollquist resigned as Chairman, President, Chief Executive Officer and Secretary and Danny Wu became Chairman, Chief Executive Officer and Secretary on March 20, 1999.

COMPENSATION AGREEMENTS

                  There are currently no long-term employment or consulting agreements between the Company and the executive officers or directors of the Company.

BOARD OF DIRECTORS

                  During the year ended December 31, 1999, all corporate actions were conducted by unanimous written consent of the Board of Directors. Directors receive no compensation for serving on the Board of Directors, but are reimbursed for any out-of-pocket expenses incurred in attending board meetings. The Company had no audit, nominating or compensation committees, or committees performing similar functions, during the year ended December 31, 1999.

STOCK OPTION PLAN

                  As of December 31, 1999, the Company has not adopted a stock option plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 15, 2000 with respect to the beneficial ownership of the common stock of the Company by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer and all executive officers and directors of the Company as a group, (i) the number of shares of common stock owned by each such person and group and (ii) the percent of the Company's common stock so owned.

         As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Exchange Act as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. The address of those persons for which an address is not otherwise indicated is:

                  CLI Building, Suite 1003
                  313 Hennessy Road
                  Hong Kong



                                                   NUMBER OF SHARES OF COMMON         PERCENTAGE OUTSTANDING COMMON STOCK
       NAME OF BENEFICIAL OWNER                     STOCK BENEFICIALLY OWNED                 BENEFICIALLY OWNED(1)
       ------------------------                    --------------------------         -----------------------------------
Danny Wu                                                1,250,000(2)                               29.02%
Lawrence Hon                                            1,250,000(2)                               29.02%
Vincent Chan                                              172,868(3)                                4.01%
Steven Tang                                                  --                                     --%
All Directors and Executive Officers as a               1,422,868                                  33.03%
group (4 person)

5% BENEFICIAL OWNERS
Gateway Worldwide Ltd.                                  1,250,000                                  29.02%

Cartier-Fleming International Limited                     518,606                                  12.04%
13C Chinaweal Centre
414-424 Jaffe Road
Wanchai, Hong Kong

(1) Calculations based upon 4,307,158 shares outstanding on March 15, 2000.
(2) Represents 1,250,000 shares held by Gateway Worldwide Ltd., a British Virgin Islands corporation owned equally by Lawrence Hon and Danny Wu.
(3) Represents 172,868 shares held by Critical Success Ltd., a British Virgin Islands corporation, of which Mr. Chan is the sole shareholder.

CHANGES IN CONTROL

         The Company is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of the Company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the year ended December 31, 1999, the Company advanced RMB 160,585 and RMB 2,245 to a shareholder and employees, respectively, and at December 31, 1999, the Company has RMB 427,518 due from the shareholder and RMB 502,282 due from employees. These advances are unsecured, non-interest bearing and are due on demand.

         When the Joint Venture was formed in 1997, it owed the Joint Venturer net current payables in excess of RMB 33,000,000. In order to assist the economic viability of the Joint Venture, effective December 31, 1998, the Joint Venturer forgave RMB 26,112,048 of the initial indebtedness. Because the debt forgiveness was made by a significant equity investor in the Joint Venture, for US GAAP the Company has accounted for the debt extinguishment as a capital contribution by the Joint Venturer resulting in an increase in minority interest of RMB 10,444,819 and an increase in capital in excess of par of RMB 15,667,229. During the year ended December 31, 1999, the Joint Venturer forgave an additional RMB 16,329,758 of indebtedness, resulting in an increase in minority interest of RMB 6,531,903 and an increase in capital in excess of par of RMB 9,797,855.

         At December 31, 1999, the Company has RMB 10,462,659 due from the Joint Venturer, which is unsecured, non-interest bearing and is due on demand. Interest expense on amounts owed to the Joint Venturer was RMB 686,229, and RMB 3,115,937 for the years ended December 31, 1999 and 1998 respectively, and is included in total debt amounts extinguished by the Joint Venturer during 1999 and 1998. The weighted average interest rate on the amount due to the Joint Venturer was 7.78% and 9.54% during the years ended December 31, 1999 and 1998 respectively.

         At December 31, 1999 and 1998, the Company has receivables of RMB 3,959,856 and RMB 1,634,478, respectively, from an affiliate of the Joint Venturer. During the year ended December 31, 1999 and 1998, the Company incurred RMB 9,725,528 and RMB 4,551,242 respectively, of manufacturing costs, included in cost of sales and had net sales of RMB 11,110,000 and RMB 4,905,190 respectively, to this affiliate.

         During the year ended December 31,1999, certain shareholders made advances to the Company totaling RMB 779,322. The advances are unsecured, noninterest bearing and are payable on demand.

                                     PART IV.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:


Exhibit Number           Title
--------------           -----
        3.1              Certificate of Incorporation as filed with the Delaware
                         Secretary of State on June 27, 1997 (1)

        3.2              Bylaws (1)

       10.1 Joint Venture with Wuhan Dong Feng Paper Mill Company for establishment of Wuhan Dong Feng Paper Company
                         Limited (1)

       10.2              Tenancy Agreement (1)

       10.3              Agreement Associated with Amending the Joint Venture Agreement and Articles of Association (1)

       10.4              Purchase Agreement with Gamma Link Enterprises Corp.
                         (1)

       10.5              Amendment to the Joint Venture Agreement (1)

       21.1              Subsidiaries of Registrant (1)

       27.1              Financial Data Schedule

       (1) Incorporated by reference to the Exhibits to the Registration Statement on Form 10-SB (file number 000-28819)

           (b) Reports on Form 8-K: the Company did not file any Current Reports on Form 8-K during or related to the three months ended December 31, 1999.

                                     SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CHINA GATEWAY HOLDINGS INC.
                                  ---------------------------
                                        (Registrant)

Dated: April 13, 2000             By:      /s/ DANNY WU
                                           ------------------------------------
                                           Danny Wu
                                           Chief Executive Officer and Secretary



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      /s/ DANNY WU                                                Dated: April 13, 2000
         -----------------------------------
         Danny Wu
         Chief Executive Officer, Secretary
         and Chairman of the Board


By:      /s/ LAWRENCE HON                                            Dated: April 13, 2000
         -----------------------------------
         Lawrence Hon
         Director


By:      /s/ VINCENT CHAN                                            Dated: April 13, 2000
         -----------------------------------
         Vincent Chan
         Director


By:      /s/ STEVEN TANG                                             Dated: April 13, 2000
         -----------------------------------
         Steven Tang
         Director


By:      /s/ CHEN YUEN CHEN                                          Dated: April 13, 2000
         -----------------------------------
         Chen Yuen Chen
         Vice President - Business
         Department


By:      /s/ OSCAR SHEN                                              Dated: April 13, 2000
         -----------------------------------
         Oscar Shen
         Accounting and Finance Manager

        ===============================================================
                          CHINA GATEWAY HOLDINGS, INC.
        ===============================================================


                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

        ===============================================================
                          CHINA GATEWAY HOLDINGS, INC.
        ===============================================================


                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998




CONTENTS                                                                                        PAGE
Independent auditors' report                                                                    F-2

Consolidated balance sheet                                                                      F-3

Consolidated statements of operations                                                           F-5

Consolidated statements of shareholders' equity
 and comprehensive income (loss)                                                                F-7

Consolidated statements of cash flows                                                           F-8

Notes to consolidated financial statements                                                      F-11

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
China Gateway Holdings, Inc.

      We have audited the accompanying consolidated balance sheet of China Gateway Holdings, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the years in the two year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Gateway Holdings, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 1999, in conformity with generally accepted accounting principles.


/s/ Horwath Gelfond Hochstadt Pangburn, P.C.

HORWATH GELFOND HOCHSTADT PANGBURN, P.C.
Denver, Colorado
March 21, 2000

  ============================================================================
                          CHINA GATEWAY HOLDINGS, INC.
  ============================================================================

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999


                                                                                 US DOLLARS                  RMB
ASSETS
Current assets:
 Cash                                                                       $        20,328              168,299
 Receivables:
   Trade, less allowance for
     doubtful accounts of
     RMB 155,036 (US$18,726) (Note 3)                                             2,687,772           22,252,822
   Affiliates (Note 8)                                                              529,921            4,387,374
   Employees (Note 8)                                                                60,667              502,282
   Due from Joint Venturer (Note 8)                                               1,263,713           10,462,659
   Other (Note 3)                                                                   193,039            1,598,279
 Inventories (Note 4)                                                             1,119,245            9,266,568
 Prepaid expenses and other                                                          73,277              606,681
                                                                                 ----------           ----------
          Total current assets                                                    5,947,962           49,244,964
                                                                                 ----------           ----------

Property, plant and equipment, net
 of accumulated depreciation (Note 5)                                               716,240            5,929,973
                                                                                 ----------           ----------
                                                                            $     6,664,202           55,174,937
                                                                                 ==========           ==========


                                   (Continued)

  ===========================================================================
                          CHINA GATEWAY HOLDINGS, INC.
  ===========================================================================

                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                                DECEMBER 31, 1999




                                                                                 US DOLLARS                  RMB
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                          $     1,856,515           15,370,649
  Accrued expenses                                                                  414,437            3,431,249
  Accrued income taxes                                                              130,112            1,077,238
  Due to related parties (Note 8)                                                    94,129              779,322
  Value added tax payable (Note 7)                                                  664,862            5,504,589
                                                                                 ----------           ----------
    Total liabilities (all current)                                               3,160,055           26,163,047
                                                                                 ----------           ----------

Minority interest                                                                 1,456,513           12,058,918
                                                                                 ----------           ----------
Commitments and contingencies
 (Notes 7, 11, and 12)

Shareholders' equity (Note 9):
  Common stock, US $0.0001 par
   value, authorized 50,000,000
   shares; issued and outstanding;
     4,307,158 shares                                                                   431                3,568
  Capital in excess of par                                                        5,063,867           41,925,275
  Deficit                                                                        (3,091,415)         (25,594,753)
  General reserve                                                                    76,869              636,421
  Accumulated comprehensive loss                                                     (2,118)             (17,539)
                                                                                 ----------           ----------
    Total shareholders' equity                                                    2,047,634           16,952,972
                                                                                 ----------           ----------
                                                                            $     6,664,202           55,174,937
                                                                                 ==========           ==========


                See notes to consolidated financial statements.

  ===========================================================================
                          CHINA GATEWAY HOLDINGS, INC.
  ===========================================================================

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                   1999                1999                 1998
                                                             ----------          ----------           ----------
                                                             US DOLLARS                 RMB                  RMB
Net sales:
  Related party (Note 8)                               $      1,341,901          11,110,000            4,905,190
  Others                                                      6,065,466          50,217,816           55,416,605
                                                             ----------          ----------           ----------
                                                              7,407,367          61,327,816           60,321,795
                                                             ----------          ----------           ----------

Cost of sales:
  Related party (Note 8)                                      1,174,680           9,725,528            4,551,242
  Others                                                      5,464,251          45,240,171           61,972,277
                                                             ----------          ----------           ----------
                                                              6,638,931          54,965,699           66,523,519
                                                             ----------          ----------           ----------
    Gross profit (loss)                                         768,436           6,362,117           (6,201,724)
                                                             ----------          ----------           ----------

Operating expenses:
  Sales and marketing expenses                                  160,152           1,325,950            1,779,781
  General and administrative expenses                         1,581,794          13,096,147           17,189,503
  Rent expense, related party
   (Note 12)                                                    181,175           1,500,000            1,502,521
                                                             ----------          ----------           ----------
                                                              1,923,121          15,922,097           20,471,805
                                                             ----------         -----------           ----------
Loss from operations                                         (1,154,685)         (9,559,980)         (26,673,529)
                                                             ----------         -----------           ----------


                                   (Continued)

  ===========================================================================
                          CHINA GATEWAY HOLDINGS, INC.
  ===========================================================================

                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                   1999                1999                 1998
                                                             ----------          ----------           ----------
                                                             US DOLLARS                 RMB                  RMB
Other income (expense):
  Interest income                                      $          4,278              35,423               53,920
  Interest expense (Note 8)                                     (93,306)           (772,510)          (3,488,795)
  Commission income                                             106,160             878,928                    -
  Other                                                          (4,007)            (33,173)             208,297
                                                             ----------          ----------           ----------
                                                                 13,125             108,668           (3,226,578)
                                                             ----------          ----------           ----------

Loss before income taxes and
  minority interest                                          (1,141,560)         (9,451,312)         (29,900,107)
Income tax expense (Note 11)                                   (130,112)         (1,077,238)                   -
                                                             ----------          ----------           ----------

Loss before minority interest                                (1,271,672)        (10,528,550)         (29,900,107)

Minority interest                                               455,471           3,770,981            9,629,089
                                                             ----------          ----------           ----------
Net loss                                               $       (816,201)         (6,757,569)         (20,271,018)
                                                             ==========          ==========           ==========
Basic and diluted net loss
 per common share                                      $          (0.19)              (1.59)               (5.60)
                                                             ==========          ==========           ==========

Weighted average number of
 common shares outstanding                                    4,241,426           4,241,426            3,616,745
                                                             ==========          ==========           ==========


              See notes to consolidated financial statements.

  ===========================================================================
                          CHINA GATEWAY HOLDINGS, INC.
  ===========================================================================

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                           COMPREHENSIVE INCOME (LOSS)


                     Years ended December 31, 1999 and 1998
                         (Expressed in Chinese Renminbi)




                                                                                  FOREIGN
                                     COMMON SHARES       CAPITAL      RETAILED   CURRENCY
                                  ------------------    IN EXCESS     EARNINGS  TRANSLATION     GENERAL
                                  SHARES      AMOUNT     OF PAR      (DEFICIT)  ADJUSTMENTS     RESERVE        TOTAL
                                  ------      ------     ------      ---------  -----------     -------        -----
                                                 RMB        RMB            RMB          RMB         RMB          RMB
Balance at
 January 1, 1998               2,987,000       2,475    6,071,555    2,070,255       18,139            -     8,162,424
Issuance of common stock       1,122,158         900    9,158,301            -            -            -     9,159,201
Common Stock issued for
 services                         45,000          61      608,776            -            -            -       608,837
Extinguishment of debt by
 Joint Venturer                        -           -   15,667,229            -            -            -    15,667,229
Comprehensive income (loss):
 Net loss for the year ended
  December 31,1998                     -           -          -    (20,271,018)           -            -   (20,271,018)
 Other comprehensive income            -           -          -              -        3,966            -         3,966
Comprehensive loss                     -           -          -              -            -            -   (20,267,052)
                               ----------  ----------  ----------   ----------   ----------   ----------   -----------
Balance at December 31, 1998   4,154,158       3,436   31,505,861  (18,200,763)      22,105            -    13,330,639
Issuance of common stock         153,000         132      621,559            -            -            -       621,691
Extinguishment of debt by
 Joint Venturer                        -           -    9,797,855            -            -            -     9,797,855
Comprehensive income (loss):
 Net loss for the year ended
  December 31, 1999                    -           -          -     (6,757,569)           -            -    (6,757,569)
 Other comprehensive loss              -           -          -              -      (39,644)           -       (39,644)
Comprehensive loss                     -           -          -              -            -            -    (6,797,213)
General reserve                        -           -          -       (636,421)           -      636,421             -
                               ----------  ----------  ----------   ----------   ----------   ----------   -----------
Balance at
 December 31, 1999             4,307,158       3,568   41,925,275  (25,594,753)     (17,539)     636,421    16,952,972
                               ==========  ==========  ==========   ==========   ==========   ==========   ===========


                 See notes to consolidated financial statements.

  ===========================================================================
                          CHINA GATEWAY HOLDINGS, INC.
  ===========================================================================

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                   1999                1999                 1998
                                                             ----------          ----------           ----------
                                                             US DOLLARS                 RMB                  RMB
 Cash flows from operating activities:
 Net loss                                              $       (816,201)         (6,757,569)         (20,271,018)
 Adjustments to reconcile net loss
 to net cash used in operating activities:
    Depreciation                                                 90,172             746,564              537,881
    Provision for losses on accounts receivable                  (1,388)            (11,496)                   -
    Minority interest                                          (455,471)         (3,770,981)          (9,629,089)
    Compensation expense related to stock issuance                    -                   -              608,837
 Decrease (increase) in assets
    Receivables                                                 488,432           4,043,882            3,392,478
    Inventories                                                 342,035           2,831,811            9,565,996
    Prepaid expenses and other                                   68,746             569,171             (623,227)
 Increase (decrease) in liabilities
    Accounts payable                                           (180,188)         (1,491,831)           2,783,813
    Accrued expenses                                           (695,541)         (5,758,595)           3,805,777
    Accrued income taxes                                        130,112           1,077,238
    Due to related parties                                       94,129             779,322                    -
    Value added tax payable                                     315,396           2,611,254            1,044,913
                                                             ----------          ----------           ----------

 Net cash used in operating activities                         (619,767)         (5,131,230)          (8,783,639)
                                                             ----------          ----------           ----------
 Cash flows from investing activities:
    Capital expenditures                                        (13,223)           (109,475)          (2,350,671)
                                                             ----------          ----------           ----------
 Net cash used in investing activities                          (13,223)           (109,475)          (2,350,671)
                                                             ----------          ----------           ----------


                                 (Continued)

  ===========================================================================
                          CHINA GATEWAY HOLDINGS, INC.
  ===========================================================================

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                   1999                1999                 1998
                                                             ----------          ----------           ----------
                                                             US DOLLARS                 RMB                  RMB
 Cash flows from financing activities:
   Decrease in short-term loans                        $       (148,208)         (1,227,057)          (1,276,482)
   Increase in due to Joint Venturer                            446,680           3,698,203            4,242,125
   Issuance of common stock                                      75,090             621,691            9,159,262
                                                             ----------          ----------           ----------
 Net cash provided by financing activities                      373,562           3,092,837           12,124,905
                                                             ----------          ----------           ----------

 Effect of exchange rate changes on cash                         (4,800)            (39,644)               3,966
                                                             ----------          ----------           ----------

 (Decrease) increase in cash                                   (264,228)         (2,187,512)             994,561

 Cash, beginning                                                284,556           2,355,811            1,361,250
                                                             ----------          ----------           ----------
 Cash, ending                                          $         20,328             168,299            2,355,811
                                                             ==========          ==========           ==========
 Supplemental disclosures of cash flow information:
   Cash paid for interest                              $         10,421              86,281              367,616
                                                             ==========          ==========           ==========

 Supplemental disclosure of noncash investing and financing activity:

    Effective December 31, 1999 and 1998, certain assets and liabilities related to the joint venturer were extinguished as follows (Note 8):

                                                                   1999                1999                 1998
                                                             ----------        ------------         ------------
                                                             US DOLLARS                 RMB                  RMB
     Due to joint venturer                                   $1,972,360          16,329,758           32,122,132
     Less receivables assumed by joint venturer                                                        6,010,084
                                                             ----------        ------------         ------------
                                                             $1,972,360          16,329,758           26,112,048
                                                             ==========        ============         ============

                                   (Continued)

  ===========================================================================
                          CHINA GATEWAY HOLDINGS, INC.
  ===========================================================================

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

   Effective December 31, 1999, construction-in-process of RMB 2,561,476, reverted to the joint venturer by a reduction in amounts due to the joint venturer, pending receipt of OPL's agreed upon additional cash contributions (Note 1d).

   During the year ended December 31, 1999, the Company allocated RMB 636,421 from retained earnings to a general reserve in accordances with PRC Rules and Regulations (Note 9).





















                   See notes to consolidated financial statements.

  ===========================================================================
                          CHINA GATEWAY HOLDINGS, INC.
  ===========================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization and basis of consolidated financial statements:

(a) The accompanying consolidated financial statements include the accounts of China Gateway Holdings, Inc. ("CGH"), and its subsidiaries, Orient Investments Limited("OIL"), Orient Packaging Limited ("OPL"), and Wuhan Dong Feng Paper Company Limited ("Wuhan Limited" or the "Joint Venture"), collectively referred to as the "Company". CGH, OIL and OPL were formed for the purpose of entering into a Joint Venture agreement with Wuhan Dong Feng Paper Mill Company (the "Joint Venturer"). All significant intercompany transactions have been eliminated in consolidation.

(b) CGH was incorporated in Delaware. Effective June 27, 1997, CGH issued 2,310,000 shares of common stock to the shareholders of OIL in exchange for their interests in OIL. Prior to the exchange, CGH had no substantial operations and, under generally accepted accounting principles, the transaction was accounted for as a recapitalization, as the shareholders of OIL acquired all of the stock of CGH. Accordingly, there was no revaluation of assets or liabilities for financial statement accounting purposes. For financial reporting purposes, the consolidated financial statements reflect the above-mentioned reorganization similar to a pooling of interests, with assets and liabilities recorded at historical cost. The consolidated financial statements incorporate the results of operations and assets and liabilities of CGH and its subsidiaries. OIL and OPL are wholly-owned, British Virgin Islands incorporated companies. On December 20, 1996, OPL entered into a 30-year Joint Venture agreement with Wuhan Dong Feng Paper Mill Company. Pursuant to the Joint Venture agreement, Wuhan Limited was formed to engage in the manufacturing and sales of cartonboard packaging materials, primarily used in consumer product packaging for items such as beverages, dry foodstuffs, pharmaceutical products and other consumer items. The Joint Venture commenced operations March 1, 1997. The Joint Venture facilities and operations are located in the city of Wuhan, Hubei Province, People's Republic of China ("PRC").

(c) Pursuant to terms of the Joint Venture agreement, OPL acquired a 60% interest in Wuhan Limited and the Joint Venturer acquired a 40% interest. Profits and losses of Wuhan Limited are shared based on the respective ownership interests, and the board of directors of Wuhan Limited consists of ten members, six of which are appointed by OPL. Minority interest represents the Joint Venturer's share of Wuhan Limited.

  ===========================================================================
                          CHINA GATEWAY HOLDINGS, INC.
  ===========================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.       Organization and basis of consolidated financial statements:
         (continued)

         The Company accounts for its interest in the Joint Venture similar to a majority-owned subsidiary because of its 60% interest and its contractual ability to control the Board of Directors, elect the Chairman of the Board of Directors and appoint the general manager of the Joint Venture. In this connection, the Joint Venture Agreement provides that the Board of Directors is the highest authority of the Joint Venture. In view of the above factors specific to the Company, management believes that it is appropriate to consolidate the Joint Venture's operations in the Company's consolidated financial statements.

(d) Through December 31, 1997, OPL had contributed cash of RMB 4,876,893 to Wuhan Limited, and the Joint Venturer had contributed a building and machinery, accounts receivable and inventory, net of certain liabilities, with a carrying value of RMB 7,102,039, which approximates fair value at the date of contribution to Wuhan Limited. During 1998, OPL contributed cash of RMB 5,752,718 as the remaining portion of its original capital contribution to the Joint Venture. According to the Joint Venture agreement, the Joint Venturer's initial forty percent ownership interest was predicated upon its contributing current assets equal to current liabilities plus RMB 7,102,039 in property, plant and equipment. In 1998, the Joint Venture agreement was amended, and OPL agreed to contribute an additional RMB 34,362,000 and the Joint Venturer agreed to contribute additional machinery and equipment valued at RMB 22,908,000. As of December 31,1999, the Company had not made any additional contributions. The parties are negotiating a timetable for the Company to contribute the additional agreed upon amounts.

(e) The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), and are presented in Chinese Renminbi ("RMB"), the national currency of the PRC (note 2(e)).

2.       Principal accounting policies:

(a) The consolidated financial statements include the accounts of CGH and its wholly and majority-owned subsidiaries. Material intercompany accounts have been eliminated in consolidation.

  ===========================================================================
                          CHINA GATEWAY HOLDINGS, INC.
  ===========================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.       Principal accounting policies: (continued)

(b)      Cash and cash equivalents:

         For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

(c)      Inventories:

         Inventories are stated at the lower of cost or market. Cost includes the cost of raw materials computed using the weighted average method and for finished goods, direct labor and an appropriate proportion of production overhead.

(d)      Property, plant and equipment:

         Property, plant and equipment are stated at cost. Depreciation is provided by use of the straight-line method over the estimated useful lives of the related assets, less residual value where appropriate as follows:

                  Building                                 20 years
                  Office equipment                          5 years
                  Machinery                                10 years
                  Leasehold improvements                    5 years

         During the year ended December 31, 1999, the Company changed its estimate of the useful lives of its assets. The change reflects useful lives consistent with managements estimate of the remaining useful lives of the assets and with practices in the PRC. The change resulted in increased depreciation expense and net loss of approximately RMB 190,200 for the year ended December 31, 1999, and an increase in net loss per share of RMB 0.04.

         Repairs and maintenance costs are expensed when incurred.

         Construction in progress represents building renovation and machinery upgrades, which are not depreciated until placed into service.

         Management assesses the carrying values of its long-lived assets for impairment when circumstances warrant such a review. Generally, assets to be used in operations are considered impaired if the sum of expected undiscounted future cash flows is less than the assets' carrying values. If an impairment is indicated, the loss is measured based on the amounts by which the assets' carrying values exceed their

  ===========================================================================
                          CHINA GATEWAY HOLDINGS, INC.
  ===========================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.       Principal accounting policies: (continued)

(d)      Property, plant and equipment (continued):

         fair values. Based on its review, management does not believe any impairment has occurred as of December 31, 1999.

(e)      Translation of foreign currencies:

         Transactions and monetary assets and liabilities denominated in currencies other than RMB are translated into RMB at the respective applicable rates of exchange quoted by the People's Bank of China (the "Exchange Rate"). Monetary assets and liabilities denominated in other currencies are translated into RMB at the applicable Exchange Rate at the respective balance sheet dates. The resulting exchange gains or losses are credited or charged to the consolidated statements of operations. Currency translation adjustments arising from the use of different exchange rates from period to period are included in other comprehensive income.

         The translation of amounts from RMB into US Dollars for the convenience of the reader has been made at the rate of exchange quoted by the People's Bank of China on December 31, 1999 of US$1.00 equal RMB 8.2793, and accordingly, differs from the underlying foreign currency amounts. No representation is made that the RMB amounts could have been, or could be, converted into US Dollars at that rate on the respective balance sheet date or at any other date.

(f)      Income taxes:

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the period that includes the enactment date.

  ===========================================================================
                          CHINA GATEWAY HOLDINGS, INC.
  ===========================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.       Principal accounting policies: (continued)

(g)      Earnings per share:

         Basic earnings per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average shares outstanding during the years ended December 31, 1999 and 1998 are 4,241,426 and 3,616,745, respectively. Options and warrants to purchase common stock were not included in the computation of diluted EPS for the years ended December 31, 1999 or 1998 because they would decrease the loss per share.

(h)      Fair value of financial instruments:

         The fair values of receivables from affiliates and amounts due to the Joint Venturer and related parties are not practicable to estimate due to the indefinite payment terms and due to the related party nature of the underlying transactions. The carrying values of the Company's cash, other receivables and other liabilities approximate fair values primarily because of the short maturities of these instruments.

(i)      Stock-based compensation:

         Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" allows companies to choose whether to account for employee stock-based compensation on a fair value method, or to account for such compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has chosen to account for employee stock-based compensation using APB 25.

  ===========================================================================
                          CHINA GATEWAY HOLDINGS, INC.
  ===========================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.       Principal accounting policies: (continued)

(j)      Comprehensive income:

         The Company adopted SFAS No. 130, "Reporting Comprehensive Income," on January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive income are foreign currency translation adjustments.

(k)      Segment reporting:

         The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131") January 1, 1998. The Company's results of operations and financial position were not affected by implementation of SFAS No. 131 as it operates in only one segment, manufacturing of cartonboard packaging materials.

(l)      Pension and other post retirement benefits:

         The Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" on January 1, 1998. SFAS No. 132 requires comparative information for earlier years to be restated. The Company's results of operations and financial position were not affected by implementation of SFAS No. 132.

(m)      Recently issued accounting pronouncements:

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embeded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addresses the accounting for certain hedging activities. The Company currently does not have any

      ===================================================================
                          CHINA GATEWAY HOLDINGS, INC.
  ===========================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.       Principal accounting policies: (continued)

(m)      Recently issued accounting pronouncements (continued):

         derivative instruments nor is it engaged in hedging activities, thus the Company does not believe implementation of SFAS No. 133 will have a material impact on its financial statement presentation or disclosures.

(n)      Use of estimates in the preparation of financial statements:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from these estimates.

(o)      Risk considerations:

         As a majority of the Company's operations are conducted in the PRC, the Company is subject to special considerations and significant risks not typically associated with investments in equity securities of North American and Western European companies. The Company's operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for the past several years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC's political, economic and social life. There is also no guarantee that the PRC government's pursuit of economic reforms will be consistent or effective.

  ===========================================================================
                          CHINA GATEWAY HOLDINGS, INC.
  ===========================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.       Principal accounting policies: (continued)

(p)      Risk considerations:

         The Company expects that substantially all of its revenues will be denominated in RMB. A portion of such revenues will need to be converted into other currencies to meet foreign currency obligations such as payment of any dividends declared. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require PRC government approval. No assurance can be given that the operating subsidiaries within the Company will continue to be able to convert sufficient amounts of foreign currencies in the PRC's foreign exchange markets in the future for payment of dividends.

(q)      Barter Transactions:

         In the normal course of operations, the Company exchanges paperboard products with domestic raw material suppliers in certain circumstances. These transactions are recorded at fair values when the goods are received. Amounts included in sales and cost of sales for the years ended December 31, 1999 and 1998 are as follows:


                            SALES           SALES      COST OF SALES       COST OF SALES
                         ----------       --------     -------------       -------------
                         US DOLLARS         RMB         US DOLLARS              RMB
               1999       $234,513        1,941,606      $210,124            1,739,679
               1998       $542,550        4,491,934      $444,220            3,677,834


3. Significant concentrations:

         The Company grants credit to its customers, generally without collateral. The Company's customers are concentrated in the PRC. Approximately 15% of the Company's non-related party sales were generated from one customer during the years ended December 31, 1999 and 1998. One other customer accounted for over 10% of total sales for the year ended December 31, 1999, whereas no other customer accounted for over 10% of sales in 1998.

         Bad debt expense was RMB 156,253 and RMB 166,532 for the years ended December 31, 1999 and 1998 respectively.

  ===========================================================================
                          CHINA GATEWAY HOLDINGS, INC.
  ===========================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.       Significant concentrations (continued):

         At December 31, 1999 and 1998,approximately 43% and 30% respectively of net trade receivables were due from five customers, of which one customer accounted for greater than 10% of the net trade receivables balance. Other receivables at December 31, 1999 and 1998 consist primarily of RMB 1,094,352 and RMB 2,777,737, respectively, due from four non-affiliated companies. These receivables represent pending reimbursements for utility and other services shared by these companies with the Company and paid by the Company on behalf of these companies.

4.       Inventories:

         At December 31, 1999 inventories consist of the following:


                                                                 1999                   1999
                                                                 ----                   ----
                                                               US Dollars                RMB
         Raw materials                                           $614,413              5,086,914
         Finished goods                                           504,832              4,179,654
                                                               ----------             ----------
                                                               $1,119,245              9,266,568
                                                               ==========             ==========

5.       Property, plant and equipment:

         At December 31, 1999 property, plant and equipment consist of the following:

                                                                 1999                   1999
                                                                 ----                   ----
                                                               US Dollars                RMB
         Building                                                 $71,732                593,892
         Machinery                                                789,870              6,539,570
         Office equipment                                          39,061                323,404
         Leasehold improvements                                     4,064                 33,652
         Construction in progress                                  11,772                 97,461
                                                               ----------             ----------
                                                                  916,499              7,587,979

         Less: Accumulated depreciation                          (200,259)            (1,658,006)
                                                               ----------             ----------
                                                                 $716,240              5,929,973
                                                               ==========             ==========

  ===========================================================================
                          CHINA GATEWAY HOLDINGS, INC.
  ===========================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.       Short-term loans:

         During 1999 and 1998, the Company had short-term loans from various banks in the PRC. The maturities of these short-term borrowings were generally 90 to 120 days. Interest was based on the banks' prime lending rates of 5.10% to 7.70% during the year ended December 31, 1998. All borrowings were repaid during 1999.


7.       Value added tax:

         PRC joint ventures are subject to a value added tax ("VAT"), which is the principal indirect tax on the sales of tangible goods. The general VAT rate applicable to the Joint Venture is 17% of net sales.


8.       Related party transactions:

         During the year ended December 31, 1999, the Company advanced RMB 160,585 and RMB 2,245 to a shareholder and employees, respectively, and at December 31, 1999, the Company has RMB 427,518 due from the shareholder and RMB 502,282 due from employees. These advances are unsecured, non-interest bearing and are due on demand.

         When the Joint Venture was formed in 1997, it owed the Joint Venturer net current payables in excess of RMB 33,000,000. In order to assist the economic viability of the Joint Venture, effective December 31, 1998, the Joint Venturer forgave RMB 26,112,048 of the initial indebtedness. Because the debt forgiveness was made by a significant equity investor in the Joint Venture, for US GAAP the Company has accounted for the debt extinguishment as a capital contribution by the Joint Venturer resulting in an increase in minority interest of RMB 10,444,819 and an increase in capital in excess of par of RMB 15,667,229. During the year ended December 31, 1999, the Joint Venturer forgave an additional RMB 16,329,758 of indebtedness, resulting in an increase in minority interest of RMB 6,531,903 and an increase in capital in excess of par of RMB 9,797,855.

  ===========================================================================
                          CHINA GATEWAY HOLDINGS, INC.
  ===========================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.       Related party transactions: (continued)

         At December 31, 1999, the Company has RMB 10,462,659 due from the Joint Venturer, which is unsecured, non-interest bearing and is due on demand. Interest expense on amounts owed to the Joint Venturer was RMB 686,229, and RMB 3,115,937 for the years ended December 31, 1999 and 1998 respectively, and is included in total debt amounts extinguished by the Joint Venturer during 1999 and 1998. The weighted average interest rate on the amount due to the Joint Venturer was 7.78% and 9.54% during the years ended December 31, 1999 and 1998 respectively.

         At December 31, 1999 and 1998, the Company has receivables of RMB 3,959,856 and RMB 1,634,478, respectively, from an affiliate of the Joint Venturer. During the year ended December 31, 1999 and 1998, the Company incurred RMB 9,725,528 and RMB 4,551,242 respectively, of manufacturing costs, included in cost of sales and had net sales of RMB 11,110,000 and RMB 4,905,190 respectively, to this affiliate.

         During the year ended December 31,1999, certain shareholders made advances to the Company totaling RMB 779,322. The advances are unsecured, noninterest bearing and are payable on demand.

  ===========================================================================
                          CHINA GATEWAY HOLDINGS, INC.
  ===========================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.       Shareholders' equity:

         During the year ended December 31, 1998, CGH issued a total of 1,167,158 shares for net consideration of RMB 9,159,201. A total of 682,866 shares were issued in private placements at prices ranging from US $.78 per share to US $2.75 per share. In addition, 55,600 shares were issued in 1998 to investment bankers in connection with 1997 and 1998 private placements, 35,000 shares were issued for investment services, 10,000 shares were issued to an employee in exercise of an option issued for services, 272,000 shares were issued as a result of warrant exercises and 111,692 shares were issued as a result of an option exercise. The 35,000 shares issued for investment services were valued at the market value at the date of issue, and resulted in an expense of US $52,500 (RMB 434,642). The stock issued to an employee resulted in compensation expense of $21,031 (RMB 174,113) for the difference between the market value of the stock at the date the option was granted and the exercise price. The warrants and the option which were exercised had been issued in connection with the original formation of CGH or subsequent stock issuance transactions, and resulted in net proceeds to CGH of US$14,700 (RMB 121,700).

         During the year ended December 31, 1999, the Company issued a total of 153,000 shares for net consideration of US $74,985 (RMB 621,691).

         In connection with 1997 and 1998 private placements, CGH issued warrants to purchase 518,905 common shares of CGH at an exercise price of US$0.10 (RMB 0.83) each and an option to purchase 150,000 shares at an exercise price of US$1.66 (RMB 13.74). The warrants expire April 2000 and 272,000 warrants were exercised in 1998. Also, during the year ended December 31, 1998, CGH issued warrants to purchase 235,316 common shares of CGH at US$2.75 (RMB 22.77) per share. These warrants expire in March 2003.

  ===========================================================================
                          CHINA GATEWAY HOLDINGS, INC.
  ===========================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.       Shareholders' equity (continued):

         During the year ended December 31, 1999, the Company granted options to purchase 500,000 shares at an exercise price of US $1.00 (RMB 8.28) each and expiring on December 31, 1999. The options were not exercised and were forfeited on December 31, 1999.

         At December 31, 1999 warrants to purchase 246,905 common shares of CGH at an exercise price of US $0.10 (RMB 0.83) per share and warrants to purchase 235,316 common shares of CGH at an exercise price of US $2.75 (RMB 22.77) per share remain outstanding.

         The following table summarizes stock option and warrant activity for the years ended December, 1999 and 1998:


                                                       Options                                     Warrants
                                   ---------------------------------------------    -----------------------------------------
                                              Exercise                Exercise                Exercise                Exercise
                                  Shares         Price       Share       Price      Shares       Price      Shares       Price
                                            US Dollars              US Dollars              US D0llars              US Dollars
         Outstanding at
          December 31, 1997      150,000    $     1.66           -           -      45,000   $    0.10           -           -
          Granted                      -             -      10,000   $    0.10     473,905        0.10     235,316   $    2.75
          Exercised              111,692          1.66      10,000        0.10     272,000        0.10           -           -
          Forfeited               38,308          1.66           -           -           -           -           -           -
                               ---------     ---------    --------    --------    --------    --------    --------    --------
         Outstanding at
          December 31, 1998            -             -           -           -     246,905        0.10     235,316        2.75
          Granted                500,000             1           -           -           -           -           -           -
          Exercised                    -             -           -           -           -           -           -           -
          Forfeited              500,000             1           -           -           -           -           -           -
                               ---------     ---------    --------    --------    --------    --------    --------    --------
         Outstanding at
          December 31, 1999            -    $        -   -       -   $       -     246,905   $    0.10     235,316   $    2.75
                               =========     =========    ========    ========    ========    ========    ========    ========

         PRC rules and regulations governing joint ventures require allocations of a portion of annual net income, if any, to three reserve funds; a general reserve fund, an expansion fund and a welfare fund. The amounts to be reserved are stipulated by PRC laws and regulations. The allocation among required reserves is at the discretion of the board of directors. These reserves cannot be used for purposes other than those for which they are created and are not distributable as cash dividends. During the year ended December 31, 1999 RMB 636,421 (15% of the joint venture's 1997 net income) was allocated to the general reserve.

  ===========================================================================
                          CHINA GATEWAY HOLDINGS, INC.
  ===========================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.       Shareholders' equity: (continued)

         Pursuant to the joint venture agreement, the profit and loss allocation of Wuhan Limited is subject to certain provisions. With the exception of the first year of operations, allocation to the Joint Venture parties of annual after-tax profits of the Joint Venture, after the deduction of contributions to the reserve funds described above, are made according to the relative investments of the two parties.

10.      US GAAP and PRC accounting differences:

         Pursuant to the terms of an agreement dated April 19, 1999 entered into among the Joint Venturer, the Company and Wuhan Limited, the Joint Venturer agreed to reimburse Wuhan Limited for certain operating expenses and cost of sales, amounting to RMB10,715,919 and RMB12,280,192 respectively, and to waive interest payable to it by Wuhan Limited amounting to RMB3,115,937 for the year ended December 31, 1998. For PRC reporting purposes, these amounts were reflected as a reduction in operating expenses, cost of sales and interest expense, respectively, in the PRC financial statements of Wuhan Limited for the year ended December 31, 1998.

         Under the same agreement, the PRC Joint Venturer further reimbursed Wuhan Limited certain operating expenses and cost of sales, amounting to RMB4,650,389 and RMB10,993,140 respectively, and to waive interest payable to it by Wuhan Limited amounting to RMB686,229 for the year ended December 31, 1999. Such amounts for PRC reporting purposes, again, were reflected as a reduction in operating expenses, cost of sales and interest expense respectively in the PRC financial statements of Wuhan Limited for the year ended December 31, 1999.

         In accordance with US GAAP, these transactions must be accounted for as additional capital contributions made by the Joint Venturer, and have been reflected as increases in capital in excess of par and minority interest in the 60/40 ratio in these consolidated financial statements. As a result of the above, retained earnings of Wuhan Limited as shown in its PRC reporting financial statements is different from what is included in these consolidated financial statements. The reconciliation of retained earnings between the PRC financial statements and the US GAAP financial statements is as follows:

  ===========================================================================
                          CHINA GATEWAY HOLDINGS, INC.
  ===========================================================================

10.      US GAAP and PRC accounting differences (continued):

                                                                                            Retained
                                                                                            earnings
                                                             Retained earnings          (deficit) of
                                                                   as shown in         Wuhan Limited
                                                               Wuhan Limited's              included
                                                                           PRC            in US GAAP
                                                                     financial             financial
                                                                    statements            statements
                                                                    ----------            ----------
                                                                           RMB                  RMB
         Balance at December 31, 1997                                4,012,237             4,012,237
         Income for the year ended
          December 31,1998 pursuant to PRC
          accounting principles                                      1,475,027             1,475,027
         Reimbursement of expenses, cost of
          sales and waiver of interest by
          Joint Venturer                                                                  (26,112,048)
                                                                    ----------            -----------
         Balance at December 31, 1998                                5,487,264            (20,624,784)

         Income for the year ended
          December 31, 1999 pursuant to PRC
          accounting principles                                      6,902,305              6,902,305
         Reimbursement of expenses, cost of
          sales and waiver of interest by
          Joint Venturer                                                     -            (16,329,758)
          Transfer to general reserve                                 (636,421)              (636,421)
                                                                    ----------            -----------

         Balance at December 31, 1999                               11,753,148            (30,688,658)
                                                                    ==========            ===========

  ===========================================================================
                          CHINA GATEWAY HOLDINGS, INC.
  ===========================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.      Income tax:

         The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands ("BVI") subsidiaries are not liable for income taxes. PRC entities are generally subject to income taxes at an effective rate of 33% (30% Chinese national income tax plus 3% Chinese local income tax). For the light industry or packaging industry in which Wuhan Limited is engaged, income tax rates are at a preferential rate of 27% (24% national income tax plus 3% local income tax). Further, newly-established joint ventures are exempt from income tax in the first two years starting from the first year of profitable operations, as well as being allowed a 50% reduction in tax in the third, fourth and fifth years of profitable operations. Losses incurred by joint ventures may be carried forward for five years.

         Income tax expense is made up of the following current components:

                                                      RMB
                                                   ---------
              US federal                                   -
              BVI                                          -
              PRC                                  1,077,238
                                                   ---------
              Total                                1,077,238
                                                   =========

         The reconciliation between the effective tax rate and the statutory U.S. federal income tax rate is as follows:

                                                                               Year ended           Year ended
                                                                              December 31          December 31
                                                                                     1999                 1998
                                                                             ------------         ------------
                                                                             % of pre-tax         % of pre-tax
                                                                                income               income
            Computed "expected" tax benefit                                         (34%)                 (34%)
            Permanent differences between US GAAP and PRC
              reporting, primarily debt extinguishment                               58                    30
            Operating losses for which a benefit has not
              been recognized                                                         4                     6
            Difference in foreign statutory rates                                    (6)                   (1)
            Foreign income tax exemption                                            (11)                   (1)
                                                                               ---------             ---------
            Actual income tax expense                                                11%                    0%
                                                                               =========             =========

  ===========================================================================
                          CHINA GATEWAY HOLDINGS, INC.
  ===========================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.      Income tax: (continued)

         At December 31, 1999, the Company's deferred tax assets are as follows:


                                                                               1999
                                                                          ---------
                                                                                RMB

            U.S. operating loss carryforward                                163,105
            Deferred tax asset valuation allowance                         (163,105)
                                                                          ---------

            Net deferred tax assets                                               -
                                                                          =========

            At December 31, 1999 the Company has U.S. operating loss carryforwards of approximately $131,300. Losses are available for offset against future U.S. taxable income, if any, through 2019. A valuation allowance has been provided to reduce the deferred tax assets to zero as realization of the assets is not assured.

  ===========================================================================
                          CHINA GATEWAY HOLDINGS, INC.
  ===========================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.      Commitments and contingencies:

(a)      Land and building lease with Joint Venturer:

         In connection with the Joint Venture agreement, Wuhan Limited entered into a 30-year cancelable lease with the Joint Venturer, which expires in 2027. Under this agreement, Wuhan Limited is leasing land and factory buildings from the Joint Venturer. Future minimum lease payments are as follows:

                                                      RMB
                                                    ------
                 2000                               1,500,000
                 2001                               1,500,000
                 2002                               1,500,000
                 2003                               1,500,000
                 2004                               1,500,000
                 Thereafter                        33,250,000
                                                   ----------
                                                   40,750,000
                                                   ==========

         Lease expense for the years ended December 31, 1999 and 1998 was RMB 1,500,000 and RMB 1,502,521 respectively.

 (b)     Other lease for land and building

         In addition to the lease with the Joint Venturer, during 1999 the Company entered into another lease for office space in Hong Kong which expires in 2001. Rental expense for 1999 was RMB 104,052 and future minimum lease payments are as follows:

                                                       RMB
                                                     ------
                 2000                                 249,724
                 2001                                  83,241
                                                    ---------
                                                      332,965
                                                    =========

  ===========================================================================
                          CHINA GATEWAY HOLDINGS, INC.
  ===========================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.      Commitments and contingencies: (continued)

(c)      Other commitments: (continued)

         Wuhan Limited is subject to certain labor contracts which require it to fund various Chinese state-sponsored pension and post-employment benefits. Pursuant to the Joint Venture agreement, Wuhan Limited is to make monthly contributions equivalent to 29% of the Joint Venture's annual wages. In addition, Wuhan Limited is to make monthly payments of approximately RMB 60,435 to the Joint Venturer for medical and insurance provisions, which are administered by the Joint Venturer. Beginning in July 1998, the Joint Venture is required to make monthly payments of approximately RMB 116,730 to the Joint Venturer for medical and pension allowances for terminated joint venture staff.