Form 10QSB
period 2000-03-31
CHINA GATEWAY HOLDINGS INC
filed 2000-05-22
CIK 1043605

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 2000

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission File Number: 0-28819

                           CHINA GATEWAY HOLDINGS INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware
-------------------------------                   ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)

             CLI Building, 313 Hennessy Road, Suite 1003, Hong Kong
             ------------------------------------------------------
                    (Address of principal executive offices)

                                  852-2893-9676
                           --------------------------
                           (Issuer's telephone number)

                                 Not applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2000, the Company had 4,307,158 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

Documents incorporated by reference:  None.

                           CHINA GATEWAY HOLDINGS INC.

                                      INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets (Unaudited) - March 31,
              2000 and December 31, 1999

              Consolidated Statements of Operations and
              Comprehensive Income (Loss) (Unaudited) - Three
              Months Ended March 31, 2000 and 1999

              Consolidated Statements of Cash Flows (Unaudited) -
              Three Months Ended March 31, 2000 and 1999

              Notes to Consolidated Financial Statements
              (Unaudited) - Three Months Ended March 31, 2000 and 1999

     Item 2.  Management's Discussion and Analysis or Plan of Operation


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                           China Gateway Holdings Inc.
                     Consolidated Balance Sheets (Unaudited)

                                                               December 31,
                                          March 31, 2000           1999
                                     -----------------------   -------------
                                         USD         RMB            RMB
ASSETS
Current assets:
  Cash and cash equivalents             92,871       770,826       168,299
  Receivable
    Trade, net                       3,125,431    25,941,080    22,252,822
    Affiliates                         290,483     2,411,013     4,387,374
    Employees                           59,066       490,247       502,282
    Other                               80,223       665,850     1,598,279
  Inventories (Note 2)                 448,414     3,721,834     9,266,568
  Prepaid expenses and other            55,140       457,662       606,681
  Amounts due from Joint Venturer    1,213,541    10,072,390    10,462,659
                                     ---------    ----------    ----------
  Total current assets               5,365,169    44,530,902    49,244,964
                                     ---------    ----------    ----------

Property, plant and equipment, net     683,404     5,672,249     5,832,512

Construction in progress                11,743        97,462        97,461
                                     ---------    ----------    ----------
  Total assets                       6,063,316    50,300,613    55,174,937
                                     =========    ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                   1,422,860    11,809,734    15,370,649
  Other payables and accruals          193,948     1,609,765     3,431,249
  Amounts due to related parties       152,263     1,263,779       779,322
  Income tax payable                   129,788     1,077,237     1,077,238
  Value added tax payable              614,619     5,101,335     5,504,589
                                     ---------    ----------    ----------
  Total current liabilities          2,513,478    20,861,850    26,163,047
                                     ---------    ----------    ----------

Minority interest                    1,363,792    11,319,477    12,058,918

Shareholders' equity:
  Common stock, par value
    US$0.0001 per share;
    authorized - 50,000,000
    shares; issued and
    outstanding - 4,307,158
    shares at March 31, 2000
    and December 31, 1999                  431         3,568         3,568
  Capital in excess of par           5,051,236    41,925,275    41,925,275
  Deficit                           (3,032,931)  (25,173,331)  (25,594,753)
  General reserve                      166,183     1,379,316       636,421
  Accumulated other
    comprehensive income                (1,873)      (15,542)      (17,539)
                                     ---------    ----------    ----------
  Total shareholders' equity         2,183,046    18,119,286    16,952,972
                                     ---------    ----------    ----------
  Total liabilities and
    shareholders' equity             6,063,316    50,300,613    55,174,937
                                     =========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                           China Gateway Holdings Inc.
                    Consolidated Statements of Operations and
                     Comprehensive Income (Loss) (Unaudited)


                                              Three Months Ended March 31,
                                           -----------------------------------
                                             2000        2000         1999
                                           ---------   ----------   ----------
                                              USD         RMB          RMB
Net sales                                  1,245,598   10,338,464    9,908,524

Cost of sales                                947,818    7,866,893    7,963,215
                                           ---------   ----------   ----------
Gross profit                                 297,780    2,471,571    1,945,309

Administrative and general expenses          672,509    5,581,821    5,332,472
Selling expenses                              30,304      251,524      225,981
                                           ---------   ----------   ----------
Loss from operations                        (405,033)  (3,361,774)  (3,613,144)

Other income (expense):
  Interest income                                193        1,605        2,053
  Interest expense                            (7,668)     (63,643)    (191,504)
  Commission income (Note 5)                 450,000    3,735,002
  Other                                       13,696      113,683       28,262
                                           ---------   ----------    ---------
Income (loss) before minority interest        51,188      424,873   (3,774,333)

Minority interest                             89,090      739,443    1,140,099
                                           ---------   ----------    ---------
Net income (loss)                            140,278    1,164,316   (2,634,234)

Other comprehensive income (loss):
  Foreign currency translation adjustment        241        1,997
                                           ---------   ----------    ---------
Comprehensive income (loss)                  140,519    1,166,313   (2,634,234)
                                           =========   ==========    =========

Net income (loss) per common share
  (Note 4):
    Basic                                        .03          .27         (.63)
                                           =========   ==========    =========
    Diluted                                      .03          .26
                                           =========   ==========

Weighted average number of common shares
  outstanding:
    Basic                                  4,307,158    4,307,158    4,187,813
                                           =========    =========    =========
    Diluted                                4,470,380    4,470,380
                                           =========    =========


          See accompanying notes to consolidated financial statements.

                           China Gateway Holdings Inc.
                Consolidated Statements of Cash Flows (Unaudited)


                                              Three Months Ended March 31,
                                           -----------------------------------
                                             2000        2000         1999
                                           ---------   ----------   ----------
                                              USD         RMB          RMB
Operating activities:
Net income (loss)                            140,278    1,164,316   (2,634,234)
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
  Depreciation                                19,309      160,265      253,837
  Minority interest                          (89,090)    (739,443)  (1,140,099)
  Changes in operating assets and
    liabilities:
    (Increase) decrease in -
      Accounts receivable                   (444,368)  (3,688,258)  (3,148,352)
      Other receivables, deposits and
        prepayments                          369,861    3,069,844   (1,063,253)
      Inventories                            668,040    5,544,734    3,877,244
    Increase (decrease) in -
      Accounts payable                      (429,026)  (3,560,915)  (2,025,126)
      Other payables and accruals           (268,041)  (2,224,739)   3,847,636
      Amounts due to related parties          58,368      484,457
                                           ---------   ----------   ----------
  Net cash provided by (used in)
    operating activities                      25,331      210,261   (2,032,347)
                                           ---------   ----------   ----------

Investing activities:
  Sale of property, plant and
    equipment                                                          110,854
                                           ---------   ----------   ----------
  Net cash provided by investing
    activities                                                         110,854
                                           ---------   ----------   ----------

Financing activities:
  Repayment of short-term loan                                        (102,057)
  Decrease in amounts due from
    Joint Venturer                            47,021      390,269    1,989,395
                                           ---------   ----------   ----------
  Net cash provided by financing
    activities                                47,021      390,269    1,887,338
                                           ---------   ----------   ----------
Cash and cash equivalents:
  Net increase (decrease)                     72,352      600,530      (34,155)
  Effect of exchange rate
    changes on cash                              242        1,997
  At beginning of period                      20,277      168,299    2,355,811
                                           ---------   ----------   ----------
  At end of period                            92,871      770,826    2,321,656
                                           =========   ==========   ==========


          See accompanying notes to consolidated financial statements.

                           China Gateway Holdings Inc.
             Notes to Consolidated Financial Statements (Unaudited)
                   Three Months Ended March 31, 2000 and 1999


1.       Organization and Basis of Presentation

Basis of Presentation - The accompanying consolidated financial statements include the operations of China Gateway Holdings Inc. and its wholly-owned and majority-owned subsidiaries (the "Company"). All material intercompany balances and transactions are eliminated at consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and have been presented in Chinese Renminbi ("RMB").

Business - The Company's operations are located in the People's Republic of China ("China" or the "PRC"), where the Company manufactures and sells cartonboard packaging materials, primarily used in consumer product packaging for items such as beverages, dry foodstuffs, pharmaceutical products and other consumer items. The Company's customers are concentrated in the PRC.

Foreign Currency Translation - The functional currency of the Company's operations in the People's Republic of China ("PRC") is the RMB. The accounts of foreign operations are prepared in their local currency and translated into RMB using the applicable rate of exchange. The resulting translation adjustments are included in comprehensive income (loss). Transactions denominated in currencies other than the RMB are translated into RMB at the applicable exchange rates. Monetary assets and liabilities denominated in other currencies are translated into RMB at the applicable rate of exchange at the balance sheet date. The resulting exchange gains or losses are credited or charged to the consolidated statement of operations.

The Company's share capital is denominated in USD and the reporting currency is the RMB.

Translation of amounts from RMB into the USD for the convenience of the reader has been made at the exchange rate as quoted by the People's Bank of China at March 31, 2000 of US$1.00 = RMB8.30. No representation is made that the RMB amounts could have been, or could be, converted into USD at that rate or any other certain rate.

Comments - The accompanying consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2000, the results of operations for the three months ended March 31, 2000 and 1999, and the cash flows for the three months ended March 31, 2000 and 1999. The consolidated balance sheet as of December 31, 1999 is derived from the Company's audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2000.


2.       Inventories

Inventories consisted of the following at March 31, 2000 and December 31, 1999:


                       March 31, 2000       December 31, 1999
                   ---------------------    -----------------
                     USD          RMB               RMB
Raw materials      145,081     1,204,174        5,086,914
Finished goods     303,333     2,517,660        4,179,654
                   -------     ---------        ---------
                   448,414     3,721,834        9,266,568
                   =======     =========        =========

3.       Income Taxes

The Company did not recognize any income taxes for the three months ended March 31, 2000 and 1999. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiaries are not liable for income taxes. PRC entities are generally subject to income taxes at an effect rate of 33%. For the light industry or packaging industry in which Wuhan Limited is engaged, income tax rates are at a preferential rate of 27%. Furthermore, newly established joint ventures are exempt from income tax in the first two years starting from the first year of profitable operations, as well as being allowed a 50% reduction in tax in the third, fourth and fifth years of profitable operations. Losses incurred by joint ventures may be carried forward for five years.


4.       Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce loss per share or increase earnings per share. Basic and diluted weighted average common shares outstanding at March 31, 2000 and 1999, as applicable, are presented below. At March 31, 2000, potentially dilutive securities representing 482,221 shares of common stock were outstanding, consisting of warrants exercisable at prices ranging from $0.10 per share (246,905 shares) to $2.75 per share (235,316 shares).

                             Three Months Ended March 31,
                             ----------------------------

                                 2000            1999
                                 ----            ----
Weighted average
  outstanding
  common shares
  for basic EPS                4,307,158       4,187,813
                                               =========
Add incremental
  common shares
  from assumed
  issuance of
  stock options
  and warrants                   163,222
                               ---------
Weighted average
  outstanding
  common shares
  used for
  diluted EPS                  4,470,380
                               =========


5.  Commission Income

During the three months ended March 31, 1999, the Company recorded commission income of RMB 3,735,002 relating to agency services that the Company provides to an unrelated third party. The commission agreement provides that the Company will receive commissions of 10% of specified invoices arising from the Company's efforts through December 31, 2000.


6.  Segment and Geographic Information; Major Customers and
    Suppliers

The Company's customers are concentrated in the PRC. Sales to such customers are generally on an open account basis and are denominated in RMB. Through March 31, 2000, 1999, the Company's revenues were generated through its interest in Wuhan Limited, which supplies paperboard directly or indirectly to major international consumer brands. With respect to the Company's sales, approximately 15% were generated by one customer during the years ended December 31, 1999 and 1998, and approximately 20% were generated by one customer during the three months ended March 31, 2000. One other customer accounted for over 10% of sales during the year ended December 31, 1999 and the three months ended March 31, 2000 and 1999. During such periods, the Company also had significant purchases of raw material inventory from the same customer.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2000 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2000 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

Overview:

China Gateway Holdings Inc., formerly Orient Packaging Holdings Limited (the "Company"), was incorporated in the State of Delaware on June 26, 1997. Effective June 27, 1997, the Company issued 2,310,000 shares of common stock to the shareholders of Orient Investments Limited, a British Virgin Islands company incorporated on January 9, 1997 ("OIL"), in exchange for 100% of the capital stock of OIL. OIL owned a 100% interest in Orient Packaging Limited ("OPL"), which was incorporated in the British Virgin Islands on May 25, 1993, originally as Orient Financial Services Limited. OPL owned a 60% interest in Wuhan Dong Feng Paper Company Limited, a Sino-foreign equity joint venture ("Wuhan Limited" or the "Joint Venture"), with the remaining 40% owned by Wuhan Dong Feng Paper Mill Company, a PRC state-owned enterprise ("Wuhan Company" or the "Joint Venturer").

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

Pursuant to an amendment to the Joint Venture Agreement dated February 26, 1998, the parties to the Joint Venture Agreement agreed to expand its registered capital in order to facilitate the expansion of the Joint Venture by March 31, 1999. OPL agreed to contribute additional cash of RMB 34,362,000 to the Joint Venture, consisting of RMB 20,000,000 by December 31, 1998 and RMB 14,362,000 by March 31, 1999, and Wuhan Company agreed to contribute machinery and equipment with a total value of RMB 22,908,000. OPL did not fund its required capital contributions during 1998 and 1999. The funds required to be contributed by OPL were intended to support growth and expansion. In January 2000, a new timetable was agreed upon whereby OPL will contribute RMB 5,000,000 by June 30, 2000, another RMB 5,000,000 by September 30, 2000, and RMB 10,000,000 by December 31, 2000. No fixed timetable has been established for the remaining contributions but they will be based on the proceeds available from capital raising transactions. The parties have agreed to delay the discussion of a timetable for any contributions that may be made after December 31, 2000 until an unspecified later date. There have been no adverse consequences in not contributing the additional RMB 34,362,000 to the joint venture other than delays in modernization of the equipment in the plant. Although the Company is attempting to meet its June 30, 2000 funding obligation of RMB 5,000,000 to the Joint Venture, most likely through the sale of the Company's equity securities, the Company is currently unable to predict if it will be successful in this regard.

Pursuant to an amendment to the Joint Venture Agreement dated April 19, 1999, certain assets and liabilities related to Wuhan Company aggregating RMB 26,112,048 were extinguished, consisting of amounts due to Wuhan Company of RMB 32,122,132, less amounts due from Wuhan Company of RMB 6,010,084, and were reflected as a contribution to capital to the Joint Venture effective December 31, 1998. The amounts due to Wuhan Company that were forgiven reflected unrecoverable charges to the Joint Venture for raw material inventory, as well as general and administrative expenses, financing expenses and certain other expenses. Based on the agreement by Wuhan Company to forgive such amounts, OPL agreed to contribute sufficient capital to the Joint Venture as may be required to fund its operations at current levels. Effective December 31, 1999, Wuhan Company agreed to forgive an additional RMB 16,329,758 of amounts due it for raw material inventory and general and administrative expenses, which were also reflected as a contribution to capital to the Joint Venture.

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

Effective October 4, 1999, the Company entered into an agreement (the "Purchase Agreement") to acquire 100% of the outstanding capital stock of Gamma Link Enterprises Corp., a British Virgin Islands company ("Gamma"), in exchange for 3,600,000 shares of the Company's common stock valued at RMB 44,712,000 (RMB
12.42 per share). Gamma owns a 51% equity interest in Sino-Panel (Gaoyao) Limited, a Sino-foreign equity joint venture ("Sino-Panel"), with the remaining 49% owned by an unrelated company. Sino-Panel's only assets consisted of a particle panel production line consisting of reconditioned wood particle grinding equipment, multi-layer presses, and other ancillary equipment and facilities that were originally manufactured and operated in Finland. Such equipment had not been employed in revenue-generating operations for the past several years. The closing of the Purchase Agreement was subject to the satisfactory completion of certain conditions by Gamma. During May 2000, Gamma notified the Company that it could not accomplish certain of the conditions required to complete the proposed transaction, and the parties to this agreement thereupon mutually agreed to terminate it.

The acquisition of OIL by the Company was accounted for as a recapitalization of OIL, as the shareholders of OIL acquired all of the capital stock of the Company in a reverse acquisition. Accordingly, the assets and liabilities of OIL have been recorded at historical cost, and the shares of common stock issued by the Company have been reflected in the consolidated financial statements giving retroactive effect as if the Company had been the parent company from inception. The historical consolidated financial statements consist of the combined financial statements of the Company and its direct and indirect subsidiaries and joint venture interests from the dates of their respective formation or acquisition.

The Company's customers are concentrated in the PRC. Sales to such customers are generally on an open account basis and are denominated in RMB. Through March 31, 2000, 1999, the Company's revenues were generated through its interest in Wuhan Limited, which supplies paperboard directly or indirectly to major international consumer brands. With respect to the Company's sales, approximately 15% were generated by one customer during the years ended December 31, 1999 and 1998, and approximately 20% were generated by one customer during the three months ended March 31, 2000. One other customer accounted for over 10% of sales during the year ended December 31, 1999 and the three months ended March 31, 2000 and 1999. During such periods, the Company also had significant purchases of raw material inventory from the same customer.

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


Consolidated Results of Operations:

Three Months Ended March 31, 2000 and 1999:

Sales. For the three months ended March 31, 2000, sales were RMB 10,338,464, as compared to sales of RMB 9,908,524 for the three months ended March 31, 1999, an increase of RMB 429,940 or 4.3%.

Gross Profit. For the three months ended March 31, 2000, gross profit was 23.9% of sales, as compared to a gross profit of 19.6% of sales for the three months ended March 31, 1999. Gross margin increased in 2000 as compared to 1999 as a result of favorable fluctuations in raw material prices.

Administrative and General Expenses. For the three months ended March 31, 2000, administrative and general expenses were RMB 5,581,821 or 54.0% of sales, as compared to administrative and general expenses of RMB 5,332,472 or 53.8% of sales for the three months ended March 31, 1999.

Selling Expenses. For the three months ended March 31, 2000, selling expenses were RMB 251,524 or 2.4% of sales, as compared to selling expenses of RMB 225,981 or 2.3% of sales for the three months ended March 31, 1999.

Net Loss from Operations. Net loss from operations was RMB 3,361,774 for the three months ended March 31, 2000, as compared to a net loss from operations of RMB 3,613,144 for the three months ended March 31, 1999.

Other Income (Expense). During the three months ended March 31, 2000, the Company recorded commission income of RMB 3,735,002. The Company did not have any commission income during the three months ended March 31, 1999.

During the three months ended March 31, 2000, interest expense was RMB 63,643, as compared to RMB 191,504 for the three months ended March 31, 1999. Interest expense decreased in 2000 as compared to 1999 primarily as a result of a reduction in interest bearing debt to Wuhan Company, which decreased as a result of Wuhan Company forgiving RMB 16,329,758 of such debt, which was recorded effective December 31, 1999, as described above.

Income Taxes.

The Company did not recognize any income taxes for the three months ended March 31, 2000 and 1999. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiaries are not liable for income taxes. PRC entities are generally subject to income taxes at an effect rate of 33%. For the light industry or packaging industry in which Wuhan Limited is engaged, income tax rates are at a preferential rate of 27%. Furthermore, newly established joint ventures are exempt from income tax in the first two years starting from the first year of profitable operations, as well as being allowed a 50% reduction in tax in the third, fourth and fifth years of profitable operations. Losses incurred by joint ventures may be carried forward for five years.

Minority Interest. For the three months ended March 31, 2000 and 1999, the Company recorded a minority interest of RMB 739,443 and RMB 1,140,099, respectively, to reflect the 40% interest of Wuhan Company in the Joint Venture.

Net Income (Loss). Net income was RMB 1,166,313 for the three months ended March 31, 2000, as compared to a net loss of RMB 2,634,234 for the three months ended March 31, 1999.


Consolidated Financial Condition - March 31, 2000:

Liquidity and Capital Resources:

Operating. For the three months ended March 31, 2000, the Company's operations generated cash resources of RMB 210,261, as compared to utilizing cash resources of RMB 2,032,347 for the three months ended March 31, 1999. The Company had net working capital of RMB 23,669,052 at March 31, 2000, as compared to net working capital of RMB 23,081,917 at December 31, 1999, reflecting a current ratio of 2.13:1 at March 31, 2000, as compared to 1.88:1 at December 31, 1999. The Company's operations utilized a decreased amount of cash resources in 2000 as compared to 1999 primarily as a result of generating net income in 2000 as compared to a net loss in 1999. A major reason for the Company having a significant positive net working capital position at March 31, 2000 and December 31, 1999 was the forgiveness of debt by Wuhan Company effective December 31, 1999 of RMB 16,329,758.

Accounts receivable increased by RMB 3,688,258, to RMB 25,941,080 at March 31, 2000, from RMB 22,252,822 at December 31, 1999.

Inventories decreased by RMB 5,544,734, to RMB 3,721,834 at March 31, 2000, from RMB 9,266,568 at December 31, 1999.

Accounts payable decreased by RMB 3,560,915, to RMB 11,809,734 at March 31, 2000, from RMB 15,370,649 at December 31, 1999.

Investing. The Company did not have any additions to or sales of property, plant and equipment during the three months ended March 31, 2000. During the three months ended March 31, 1999, the sale of property, plant and equipment generated RMB 110,854.

As of March 31, 2000, the Company had budgeted capital expenditures of approximately RMB 800,000 through December 31, 2000.

Financing. The Company has relied on the credit provided by Wuhan Company, the 40% interest holder in the Joint Venture, supplemented by the sale of its securities and short-term bank loans, for the working capital resources to fund its operations from March 1997 through March 2000. Additional transactions with respect to the Joint Venture and Wuhan Company are discussed above at "Overview".

The Company had RMB 10,072,390 due from Wuhan Company at March 31, 2000, as compared to RMB 10,462,659 due from Wuhan Company at December 31, 1999, net of the amount extinguished effective

December 31, 1999 of RMB 16,329,758, as described above.

The Company repaid a short-term loan of RMB 102,057 during the three months ended March 31, 1999.

Based on currently proposed plans and assumptions relating to the Company's operations, the Company anticipates that its projected cash flows from operations, combined with the credit provided by Wuhan Company, will be sufficient to support its planned operations through December 31, 2000. However, the Company will require additional capital to meet its funding obligations to the Joint Venture, as described above. In addition, depending upon the Company's rate of growth, it may seek additional capital in the future to support the expansion of operations and acquisitions.


Inflation and Currency Matters:

In recent years, the Chinese economy has experienced periods of rapid economic growth as well as relatively high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. Since 1993, the Chinese government has implemented an economic program designed to control inflation, which has resulted in the tightening of working capital available to Chinese business enterprises. The success of the Company depends in substantial part on the continued growth and development of the Chinese economy.

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. Changes in the relative value of currencies occur periodically and may, in certain instances, materially affect the Company's results of operations. In addition, the Renminbi is not freely convertible into foreign currencies, and the ability to convert the Renminbi is subject to the availability of foreign currencies. Effective December 1, 1998, all foreign exchange transactions involving the Renminbi must take place through authorized banks in China at the prevailing exchange rates quoted by the People's Bank of China. The Company expects that a portion of its revenues will need to be converted into other currencies to meet foreign exchange currency obligations, including the payment of any dividends declared.

Although the central government of China has repeatedly indicated that it does not intend to devalue its currency in the near future, recent announcements by the central government of China indicate that devaluation is an increasing possibility. Should the central government of China decide to devalue the Renminbi, the Company does not believe that such an action would have a detrimental effect on the Company's operations, since the Company conducts virtually all of its business in China, and the sale of its products is settled in Renminbi. However, devaluation of the Renminbi against the United States dollar would adversely effect the Company's financial performance when measured in United States dollars.


Year 2000 Issue:

As of December 31, 1999, the Company had completed any required modifications to its software to ensure that its software systems were Year 2000 compliant. The cost of such modifications was not significant.

Since the date rollover on January 1, 2000, the Company has not experienced any material adverse effect from the Year 2000 Issue. While the primary risk to the Company with respect to the Year 2000 Issue continued to be the ability of third parties to provide goods and services in a timely and accurate manner, the Company has not experienced any such disruption to date. The Company does not expect any remaining risks with respect to the Year 2000 Issue to have a material adverse effect on the Company.


New Accounting Pronouncement:

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those item as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addresses the accounting for hedging activities. The Company will adopt SFAS No. 133 for its fiscal year beginning October 1, 2001. The Company does not expect that adoption of SFAS No. 133 will have a material impact on its financial statement presentation or disclosures.

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         27   Financial Data Schedule (electronic filing only)

    (b)  Reports on Form 8-K:

         Three Months Ended March 31, 2000 - None

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     CHINA GATEWAY HOLDINGS INC.
                                     ---------------------------
                                             (Registrant)



Date:  May 19, 2000                By: /s/ DANNY WU
                                      ---------------------------
                                       Danny Wu
                                       Chief Executive Officer
                                       (Duly Authorized Officer)





Date:  May 19, 2000                By: /s/ OSCAR SHEN
                                      ---------------------------
                                       Oscar Shen
                                       Accounting and Finance
                                       Manager
                                       (Principal Financial
                                       and Accounting Officer)