Form 10QSB
period 2000-06-30
CHINA GATEWAY HOLDINGS INC
filed 2000-08-21
CIK 1043605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  Quarterly  Period  Ended  June  30,  2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2000, the Company had 4,307,158 shares of common stock issued and outstanding.

Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [X]

Documents  incorporated  by  reference:  None.

                           CHINA GATEWAY HOLDINGS INC.

                                      INDEX


PART  I.   FINANCIAL  INFORMATION

     Item  1. Financial  Statements

              Consolidated  Balance  Sheet  (Unaudited)  -  June  30,
              2000

              Consolidated  Statements  of  Operations  and
              Comprehensive  Income  (Loss)  (Unaudited)  -  Three
              Months  and  Six  Months  Ended  June  30,  2000  and  1999

              Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2000 and 1999

              Notes  to  Consolidated  Financial  Statements
              (Unaudited)  -  Six  Months  Ended  June  30,  2000  and
              1999

     Item  2. Management's  Discussion  and  Analysis  or  Plan  of
              Operation


PART  II.  OTHER  INFORMATION

     Item  6.  Exhibits  and  Reports  on  Form  8-K


SIGNATURES

                    China Gateway Holdings Inc.
              Consolidated Balance Sheet (Unaudited)

                                           June 30, 2000
                                     -----------------------
                                           USD         RMB
ASSETS
Current assets:
  Cash and cash equivalents             22,071       183,187
  Receivables
    Trade, net                       2,769,929    22,990,410
    Affiliates                         225,828     1,874,372
    Employees                           66,809       554,516
    Other                              196,394     1,630,071
  Inventories (Note 2)                 705,033     5,851,778
  Prepaid expenses and other           101,039       838,621
  Amounts due from Joint Venturer    1,213,541    10,072,390
                                     ---------    ----------
  Total current assets               5,300,644    43,995,345
                                     ---------    ----------

Property, plant and equipment, net     673,845     5,592,912

Construction in progress                11,742        97,461
                                     ---------    ----------
  Total assets                       5,986,231    49,685,718
                                     =========    ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                   1,283,330    10,651,640
  Other payables and accruals          503,990     4,183,117
  Amounts due to related parties       244,750     2,031,420
  Taxes payable                        804,716     6,679,143
                                     ---------    ----------
  Total current liabilities          2,836,786    23,545,320
                                     ---------    ----------

Minority interest                    1,268,013    10,524,512


Shareholders' equity:
  Common stock, par value
    US$0.0001 per share;
    authorized - 50,000,000
    shares; issued and
    outstanding - 4,307,158
    shares at June 30, 2000                430         3,568
  Capital in excess of par           5,051,238    41,925,274
  Deficit                           (3,246,374)  (26,944,907)
  General reserve                       76,677       636,421
  Accumulated other
    comprehensive income                  (539)       (4,470)
                                     ---------    ----------
  Total shareholders' equity         1,881,432    15,615,886
                                     ---------    ----------
  Total liabilities and
    shareholders' equity             5,986,231    49,685,718
                                     =========    ==========

          See accompanying notes to consolidated financial statements.

                           China Gateway Holdings Inc.
                    Consolidated Statements of Operations and
                     Comprehensive (Income) Loss (Unaudited)


                                              Three  Months  Ended  June  30,
                                           -----------------------------------
                                             2000        2000         1999
                                           ---------   ----------   ----------
                                              USD         RMB          RMB
                                                                    (Restated  -
                                                                      Note  1)
Net sales                                  2,587,024   21,472,297

Cost of sales                              2,461,496   20,430,416
                                           ---------   ----------   ----------
Gross profit                                 125,528    1,041,881

Administrative and general expenses          497,174    4,126,542      201,109
Selling expenses                              38,940      323,206
                                           ---------   ----------   ----------
Loss from operations                        (410,586)  (3,407,867)    (201,109)

Other income (expense):
  Interest income                                101          840
  Other                                       11,758       97,594
                                           ---------   ----------    ---------
Loss before equity in loss of joint
  venture                                   (398,727)  (3,309,433)    (201,109)

Equity in loss of joint venture
  (Notes 1 and 6)                                                   (1,192,586)
                                           ---------   ----------    ---------
Loss before minority interest               (398,727)  (3,309,433)  (1,393,695)

Minority interest (Note 1)                    95,779      794,963
                                           ---------   ----------    ---------
Net loss                                    (302,948)  (2,514,470)  (1,393,695)

Other comprehensive income:
  Foreign currency translation adjustment      1,334       11,072
                                           ---------   ----------    ---------
Comprehensive loss                          (301,614)  (2,503,398)  (1,393,695)
                                           =========   ==========    =========

Net loss per common share - Basic and
  Diluted (Note 1)                             (0.07)       (0.58)       (0.34)
                                           =========   ==========    =========


Weighted average number of common shares
  outstanding                              4,307,158    4,307,158    4,154,158
                                           =========    =========    =========

          See accompanying notes to consolidated financial statements.

                           China Gateway Holdings Inc.
                    Consolidated Statements of Operations and
                     Comprehensive Income (Loss) (Unaudited)


                                                Six Months Ended June 30,
                                           -----------------------------------
                                             2000        2000         1999
                                           ---------   ----------   ----------
                                           USD         RMB          RMB
                                                                   (Restated -
                                                                    Note 1)
Net sales                                  3,832,622   31,810,761

Cost of sales                              3,409,315   28,297,309
                                           ---------   ----------   ----------
Gross profit                                 423,307    3,513,452

Administrative and general expenses        1,169,682    9,708,363    1,125,798
Selling expenses                              69,244      574,730
                                           ---------   ----------   ----------
Loss from operations                        (815,619)  (6,769,641)  (1,125,798)

Other income (expense):
  Interest income                                295        2,445
  Interest expense                            (7,668)     (63,644)
  Commission income (Note 4)                 450,000    3,735,000
  Other                                       25,455      211,280
                                           ---------   ----------    ---------
Loss before equity in loss of joint
  venture                                   (347,537)  (2,884,560)  (1,125,798)

Equity in loss of joint venture
  (Note 1 and 6)                                                    (4,293,053)
                                           ---------   ----------    ---------
Loss before minority interest               (347,537)  (2,884,560)  (5,418,851)

Minority interest (Note 1)                   184,868    1,534,406
                                           ---------   ----------    ---------
Net loss                                    (162,669)  (1,350,154)  (5,418,851)

Other comprehensive income:
  Foreign currency translation adjustment      1,575       13,069
                                           ---------   ----------    ---------
Comprehensive loss                          (161,094)  (1,337,085)  (5,418,851)
                                           =========   ==========    =========

Net loss per common share - Basic and
    Diluted (Note 1)                           (0.04)       (0.31)       (1.30)
                                           =========   ==========    =========


Weighted average number of common shares
  outstanding                              4,307,158    4,307,158    4,154,159
                                           =========    =========    =========

          See accompanying notes to consolidated financial statements.

                           China Gateway Holdings Inc.
                Consolidated Statements of Cash Flows (Unaudited)


                                                Six Months Ended June 30,
                                           -----------------------------------
                                             2000        2000         1999
                                           ---------   ----------   ----------
                                              USD         RMB          RMB
                                                                    (Restated -
                                                                        Note 1
Operating activities:
Net loss                                    (162,669)  (1,350,154)  (5,418,851)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Depreciation                                28,867      239,600
  Equity in loss of joint venture                                    4,293,053
  Minority interest                         (184,868)  (1,534,406)
  Changes in operating assets and
    liabilities:
    (Increase) decrease in -
      Trade receivables, net                 (88,866)    (737,588)
      Amounts due from affiliates            302,771    2,513,002
      Other receivables, deposits and
        prepayments                          (38,068)    (315,966)    (272,065)
      Inventories                            411,420    3,414,790
    Increase (decrease) in -
      Accounts payable                      (568,555)  (4,719,009)     251,788
      Other payables and accruals             90,587      751,868      347,931
      Amounts due to related parties         150,855    1,252,098      370,604
      Taxes payable                           11,725       97,316
                                           ---------   ----------   ----------
  Net cash used in operating
    activities                               (46,801)    (388,449)    (427,540)
                                           ---------   ----------   ----------
Investing activities:
  Additions to property, plant and
    equipment                                                          (68,542)
                                           ---------   ----------   ----------
  Net cash used in investing
    Activities                                                         (68,542)
                                           ---------   ----------   ----------
Financing activities:
  Decrease in amounts due from
    Joint Venturer                            47,020      390,269
                                           ---------   ----------   ----------
  Net cash provided by financing
    activities                                47,020      390,269
                                           ---------   ----------   ----------
Cash and cash equivalents:
  Net increase (decrease)                        219        1,820     (496,082)
  Effect of exchange rates changes on cash     1,575       13,068          642
  At beginning of period                      20,277      168,299      590,849
                                           ---------   ----------   ----------
  At end of period                            22,071      183,187       95,409
                                           =========   ==========   ==========

          See  accompanying  notes  to  consolidated  financial  statements.

                           China Gateway Holdings Inc.
             Notes to Consolidated Financial Statements (Unaudited)
                     Six Months Ended June 30, 2000 and 1999

1.     Organization  and  Basis  of  Presentation

Organization - The accompanying consolidated financial statements include the operations of China Gateway Holdings Inc. and its wholly-owned subsidiaries, Orient Investments Limited and Orient Packaging Limited.

On December 20, 1996, Orient Packaging Limited entered into a 30 year agreement (the "Joint Venture Agreement") with Wuhan Dong Feng Paper Mill Company to form Wuhan Dong Feng Paper Company Limited ("Wuhan Limited" or the "Joint Venture"). The Company, through Orient Packaging Limited, owns a 60% interest in the Joint Venture and Wuhan Dong Feng Paper Mill Company (the "Joint Venturer") owns the remaining 40% interest in the Joint Venture. The Joint Venture commenced operations March 1, 1997.

The Joint Venture's facilities and operations are located in the city of Wuhan, Hubei Province, People's Republic of China ("China" or the "PRC"). Pursuant to the Joint Venture Agreement, Wuhan Limited was formed to engage in the manufacture and sales of cartonboard packaging materials, primarily used in consumer product packaging for items such as beverages, dry foodstuffs, pharmaceutical products and other consumer items. The Company's customers are concentrated in the PRC.

China Gateway Holdings Inc., Orient Investments Limited, Orient Packaging Limited and Wuhan Limited are collectively referred to herein as the "Company".

Basis of Presentation and Restatement - The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and have been presented in Chinese Renminbi ("RMB"). All significant intercompany balances and transactions have been eliminated in consolidation.

Since inception, the Company has accounted for its 60% interest in the Joint Venture, which is similar to a majority-owned subsidiary, as a consolidated subsidiary. During the six months ended June 30, 2000, the Company determined that the Joint Venturer had retained certain rights under the Joint Venture Agreement that provided the Joint Venturer with the ability to participate in management, although such rights have never been asserted by the Joint Venturer. Under Emerging Issues Task Force Issue No. 96-16, if a minority joint venture partner has such rights, the majority joint venture partner is required to account for its interest in the joint venture under the equity method of accounting.

During the six months ended June 30, 2000, the Joint Venture Agreement was amended to clearly express the intent of the parties that the Company is the controlling party in the Joint Venture. As a result, the Company's financial statements through December 31, 1999 have been restated to report the Company's investment in the Joint Venture under the equity method of accounting. However, because the Joint Venture Agreement was amended during 2000, the Company is reporting its investment in the Joint Venture as a consolidated subsidiary commencing January 1, 2000. There was no effect on net loss or loss per share amounts for the three months and six months ended June 30, 1999 as a result of the restatement.

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

Translation of amounts from RMB into the USD for the convenience of the reader has been made at the exchange rate as quoted by the People's Bank of China at June 30, 2000 of US$1.00 = RMB8.30. No representation is made that the RMB amounts could have been, or could be, converted into USD at that rate or any other certain rate.

Comments - The accompanying consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2000, the results of operations for the three months and six months ended June 30, 2000 and 1999, and the cash flows for the six months ended June 30, 2000 and 1999.

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

The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2000.

Income (Loss) Per Share - Basic earnings per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the conversion, exercise or issuance of all potential common stock equivalents such as stock options, warrants and convertible securities, if dilutive. As of June 30, 2000, potentially dilutive securities consisted of outstanding warrants to acquire 482,221 shares of common stock exercisable at $0.10 per share (246,905 shares) and $2.75 per share (235,316 shares). The potentially dilutive securities were not included in the calulation of loss per share for the three months and six months ended June 30, 2000 and 1999 because their effect would have been to decrease the loss per share.


2.     Inventories

Inventories  consisted  of the following at June 30, 2000:


                     USD          RMB

Raw materials      251,146     2,084,513
Finished goods     453,887     3,767,265
                   -------     ---------
                   705,033     5,851,778
                   =======     =========

3.     Income  Taxes

The Company did not recognize any income taxes for the three months and six months ended June 30, 2000 and 1999. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiaries are not liable for income taxes. PRC entities are generally subject to income taxes at an effect rate of 33%. For the light industry or packaging industry in which Wuhan Limited is engaged, income tax rates are at a preferential rate of 27%. Furthermore, newly established joint ventures are exempt from income tax in the first two years starting from the first year of profitable operations, as well as being allowed a 50% reduction in tax in the third, fourth and fifth years of profitable operations. Losses incurred by joint ventures may be carried forward for five years.

4.  Commission  Income

During the three months ended March 31, 2000, the Company recorded commission income of RMB 3,735,000 relating to agency services that the Company provides to an unrelated third party. The Company did not have any commission income during the six months ended June 30, 1999 or the three months ended June 30, 2000. The commission agreement provides that the Company will receive commissions of 10% of specified invoices arising from the Company's efforts through December 31, 2000.

5.  Segment  and  Geographic  Information;  Major  Customers

The Company's customers are concentrated in the PRC. Sales to such customers are generally on an open account basis and are denominated in RMB. During the three months and six months ended June 30, 2000, the Company's revenues were generated through its interest in Wuhan Limited, which supplies paperboard directly or indirectly to major international consumer brands. During the three months and six months ended June 30, 2000, approximately 17% and 18% of the Company's net sales were generated by one customer, respectively. One other customer accounted for over 10% of sales during the three months and six months ended June 30, 2000. During such periods, the Company also had significant purchases of raw material inventory from the same customer.

6.  Condensed  1999  Financial  Information  of  the  Joint  Venture

During the three months and six months, the Joint Venture was accounted for as unconsolidated subsidiary (Note 1). The condensed unaudited results of operations of the Joint Venture for the three months and six months ended June 30, 1999 are as follows:


                         Three Months Ended      Six Months Ended
                          June  30,  1999         June  30,  1999
                       --------------------     ------------------
                               RMB                     RMB

Net sales                   16,223,378              26,131,902

Cost of sales               13,471,196              23,425,215
                            ----------              ----------
Gross profit                 2,752,182               2,706,687

Operating and
  financing expenses         4,739,825               9,861,775
                            ----------              ----------
Net loss                    (1,987,643)             (7,155,088)
                            ==========              ==========
The Company's
  proportionate share
  of net loss of the
  Joint Venture             (1,192,586)             (4,293,053)
                            ==========              ==========

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Cautionary  Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

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

Pursuant to an amendment to the Joint Venture Agreement dated February 26, 1998, the parties to the Joint Venture Agreement agreed to expand its registered capital in order to facilitate the expansion of the Joint Venture by March 31, 1999. OPL agreed to contribute additional cash of RMB 34,362,000 to the Joint Venture, consisting of RMB 20,000,000 by December 31, 1998 and RMB 14,362,000 by March 31, 1999, and Wuhan Company agreed to contribute machinery and equipment with a total value of RMB 22,908,000. The funds to be contributed by OPL were intended to support growth and expansion. OPL did not fund its required capital contributions during 1998 and 1999.

In January 2000, a new timetable was agreed upon whereby OPL was to contribute RMB 5,000,000 by June 30, 2000, another RMB 5,000,000 by September 30, 2000, and
RMB 10,000,000 by December 31, 2000. No fixed timetable was established for the remaining contributions but they were expected to be funded based on the proceeds available from anticipated capital raising transactions. The parties agreed to delay the discussion of a timetable for any contributions that may be made after December 31, 2000 until an unspecified later date.

The Company did not meet its June 30, 2000 funding obligation of RMB 5,000,000 to the Joint Venture, and the Company is currently unable to predict if it will be able to meet its funding obligations to the Joint Venture. The Company is engaged in continuing discussions with the Joint Venturer regarding its funding obligations.

To date, there have been no adverse consequences to not contributing the additional RMB 34,362,000 to the Joint Venture other than delays incurred to modernize the equipment in the plant. However, management is currently unable to predict the results of the ongoing discussions with the Joint Venturer or if there will be any adverse future consequences relating to the Company's failure to meet its funding obligations.

Pursuant to an amendment to the Joint Venture Agreement dated April 19, 1999, certain assets and liabilities related to Wuhan Company aggregating RMB 26,112,048 were extinguished, consisting of amounts due to Wuhan Company of RMB 32,122,132, less amounts due from Wuhan Company of RMB 6,010,084, and were reflected as a contribution of capital to the Joint Venture effective December 31, 1998. The amounts due to Wuhan Company that were forgiven reflected unrecoverable charges to the Joint Venture for raw material inventory, as well as general and administrative expenses, financing expenses and certain other expenses. Based on the agreement by Wuhan Company to forgive such amounts, OPL agreed to contribute sufficient capital to the Joint Venture as may be required to fund its operations at current levels. Effective December 31, 1999, Wuhan Company agreed to forgive an additional RMB 16,329,758 of amounts due it for raw material inventory and general and administrative expenses, which were also reflected as a contribution of capital to the Joint Venture.

Since inception, the Company has accounted for its 60% interest in the Joint Venture, which is similar to a majority-owned subsidiary, as a consolidated subsidiary. During the six months ended June 30, 2000, the Company determined that the Joint Venturer had retained certain rights under the Joint Venture Agreement that provided the Joint Venturer with the ability to participate in management, although such rights have never been asserted by the Joint Venturer. Under Emerging Issues Task Force Issue No. 96-16, if a minority joint venture partner has such rights, the majority joint venture partner is required to account for its interest in the joint venture under the equity method of accounting.

During the six months ended June 30, 2000, the Joint Venture Agreement was amended to clearly express the intent of the parties that the Company is the controlling party in the Joint Venture. As a result, the Company's financial statements through December 31, 1999 have been restated to report the Company's investment in the Joint Venture under the equity method of accounting. However, because the Joint Venture Agreement was amended during 2000, the Company is reporting its investment in the Joint Venture as a consolidated subsidiary commencing January 1, 2000. There was no effect on net loss or loss per share amounts for three months and six months ended June 30, 1999 as a result of the restatement.

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

The Company's customers are concentrated in the PRC. Sales to such customers are generally on an open account basis and are denominated in RMB. During the three months and six months ended June 30, 2000, the Company's revenues were generated through its interest in Wuhan Limited, which supplies paperboard directly or indirectly to major international consumer brands. During the three months and six months ended June 30, 2000, approximately 17% and 18% of the Company's net sales were generated by one customer, respectively. One other customer accounted for over 10% of sales during the six months ended June 30, 2000. During such periods, the Company also had significant purchases of raw material inventory from the same customer.

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

The Company is reporting its investment in the Joint Venture as a consolidated subsidiary commencing January 1, 2000. However, as described above, as a result of the Company restating its financial statements through December 31, 1999 to report the Company's investment in the Joint Venture under the equity method of accounting, the Company's financial statements for the three months and six months ended June 30, 2000 are not directly comparable to its financial statements for the three months and six months ended June 30, 1999. Condensed results of operations of the Joint Venture for the three months and six months ended June 30, 1999 are provided at Note 6 of the Notes to the Consolidated Financial Statements.

Consolidated  Results  of  Operations:

Three  Months  Ended  June  30,  2000  and  1999:

Sales. For the three months ended June 30, 2000, sales were RMB 21,472,297. Sales of the Joint Venture were RMB 16,223,378 for the three months ended June 30, 1999. Sales increased by RMB 5,248,919 or 32.4% as a result of increased market demand and increased selling prices.

During the three months ended June 30, 2000, 7,320 metric tons of cartonboard were sold at an average per ton selling price of RMB 2,934, as compared to 5,893 metric tons of cartonboard at an average per ton selling price of RMB 2,774 for the three months ended June 30, 1999.

Gross Profit. For the three months ended June 30, 2000, gross profit was 4.9% of sales, as compared to a gross profit of 17.0% of Joint Venture sales for the three months ended June 30, 1999. Gross margin decreased in 2000 as compared to 1999 as a result of increased raw material costs.

Administrative and General Expenses. For the three months ended June 30, 2000, administrative and general expenses were RMB 4,126,542 or 19.2% of sales. For the three months ended June 30, 1999, administrative and general expenses were RMB 201,109. For the three months ended June 30, 1999, the Joint Venture's administrative and general expenses were RMB 3,503,485.

Selling Expenses. For the three months ended June 30, 2000, selling expenses were RMB 323,206 or 1.5% of sales. For the three months ended June 30, 1999, the Company did not incur any selling expenses. For the three months ended June 30, 1999, the Joint Venture's selling expenses were RMB 188,132 or 1.2% of Joint Venture sales.

Loss from Operations. For the three months ended June 30, 2000, the loss from operations was RMB 3,407,867. For the three months ended June 30, 1999, the loss from operations was RMB 201,109. For the three months ended June 30, 1999, the Joint Venture's loss from operations was RMB 939,435.

Other Income (Expense). During the three months ended June 30, 1999, the Joint Venture incurred costs related to financing its operations of RMB 522,974. The Joint Venture did not incur any similar costs during the three months ended June 30, 2000. Such costs decreased in 2000 as compared to 1999 primarily as a result of a reduction in interest bearing debt to Wuhan Company, which decreased as a result of Wuhan Company forgiving RMB 16,329,758 of such debt, which was recorded effective December 31, 1999, as described above.

Income Taxes. The Company did not recognize any income taxes for the three months ended June 30, 2000 and 1999. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiaries are not liable for income taxes. PRC entities are generally subject to income taxes at an effect rate of 33%. For the light industry or packaging industry in which Wuhan Limited is engaged, income tax rates are at a preferential rate of 27%. Furthermore, newly established joint ventures are exempt from income tax in the first two years starting from the first year of profitable operations, as well as being allowed a 50% reduction in tax in the third, fourth and fifth years of profitable operations. Losses incurred by joint ventures may be carried forward for five years.

Equity in Loss of Joint Venture. For the three months ended June 30, 1999, the Company recorded equity in loss of Joint Venture of RMB 1,192,586 to reflect the Company's 60% interest in the Joint Venture.

Minority Interest. For the three months ended June 30, 2000, the Company recorded a minority interest of RMB 794,963 to reflect Wuhan Company's 40% in the Joint Venture.

Net Loss. Net loss was RMB 2,514,470 for the three months ended June 30, 2000, as compared to a net loss of RMB 1,393,695 for the three months ended June 30, 1999.


Six  Months  Ended  June  30,  2000  and  1999:

Sales. For the six months ended June 30, 2000, sales were RMB 31,810,761. Sales of the Joint Venture were RMB 26,131,902 for the six months ended June 30, 1999. Sales increased by RMB 5,678,859 or 21.7% as a result of increased market demand and increased selling prices.

During the six months ended June 30, 2000, 11,060 metric tons of cartonboard were sold at an average per ton selling price of RMB 2,850, as compared to 9,618 metric tons of cartonboard at an average per ton selling price of RMB 2,692 for the six months ended June 30, 1999.

Gross Profit. For the six months ended June 30, 2000, gross profit was 11.0% of sales, as compared to a gross profit of 10.4% of Joint Venture sales for the six months ended June 30, 1999.

Administrative and General Expenses. For the six months ended June 30, 2000, administrative and general expenses were RMB 9,708,363 or 30.5% of sales. For the six months ended June 30, 1999, administrative and general expenses were RMB 1,125,798. For the six months ended June 30, 1999, the Joint Venture's administrative and general expenses were RMB 7,702,982.

Selling Expenses. For the six months ended June 30, 2000, selling expenses were RMB 574,730 or 1.8% of sales. For the six months ended June 30, 1999, the Company did not incur any selling expenses. For the six months ended June 30, 1999, the Joint Venture's selling expenses were RMB 414,113 or 1.6% of Joint Venture sales.

Loss from Operations. For the six months ended June 30, 2000, the loss from operations was RMB 6,769,641. For the six months ended June 30, 1999, the loss from operations was RMB 1,125,798. For the six months ended June 30, 1999, the Joint Venture's loss from operations was RMB 5,410,458.

Other Income (Expense). During the six months ended June 30, 2000, the Company recorded commission income of RMB 3,735,000. The Company did not have any commission income during the six months ended June 30, 1999.

During the six months ended June 30, 1999, the Joint Venture incurred costs related to financing its operations of RMB 714,478. The Joint Venture did not incur any similar costs during the six months ended June 30, 2000. Such costs decreased in 2000 as compared to 1999 primarily as a result of a reduction in interest bearing debt to Wuhan Company, which decreased as a result of Wuhan Company forgiving RMB 16,329,758 of such debt, which was recorded effective December 31, 1999, as described above.

Income Taxes. The Company did not recognize any income taxes for the six months ended June 30, 2000 and 1999. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiaries are not liable for income taxes. PRC entities are generally subject to income taxes at an effect rate of 33%. For the light industry or packaging industry in which Wuhan Limited is engaged, income tax rates are at a preferential rate of 27%. Furthermore, newly established joint ventures are exempt from income tax in the first two years starting from the first year of profitable operations, as well as being allowed a 50% reduction in tax in the third, fourth and fifth years of profitable operations. Losses incurred by joint ventures may be carried forward for five years.

Equity in Loss of Joint Venture. For the six months ended June 30, 1999, the Company recorded equity in loss of Joint Venture of RMB 4,293,053 to reflect the Company's 60% interest in the Joint Venture.

Minority Interest. For the six months ended June 30, 2000, the Company recorded a minority interest of RMB 1,534,406 to reflect Wuhan Company's 40% in the Joint Venture.

Net Loss. Net loss was RMB 1,350,154 for the six months ended June 30, 2000, as compared to a net loss of RMB 5,418,851 for the six months ended June 30, 1999.


Consolidated  Financial  Condition  -  June  30,  2000:

Liquidity  and  Capital  Resources:

Operating. For the six months ended June 30, 2000, the Company's operations generated cash resources of RMB 388,449, as compared to utilizing cash resources of RMB 427,540 for the six months ended June 30, 1999. The Company had net working capital of RMB 20,450,025 at June 30, 2000, reflecting a current ratio of 1.87:1 at June 30, 2000. A major reason for the Company having a significant positive net working capital position at June 30, 2000 was the forgiveness of debt by Wuhan Company effective December 31, 1999 of RMB 16,329,758.

Investing. During the six months ended June 30, 1999, additions to property, plant and equipment were RMB 68,542. The Company did not have any additions to or sales of property, plant and equipment during the six months ended June 30, 2000.

As of June 30, 2000, the Company had budgeted capital expenditures of approximately RMB 200,000 through December 31, 2000.

Financing. The Company has relied on the credit provided by Wuhan Company, the 40% interest holder in the Joint Venture, supplemented by the sale of its securities and short-term bank loans, for the working capital resources to fund its operations from March 1997 through June 2000. Additional transactions with respect to the Joint Venture and Wuhan Company are discussed above at "Overview".

The Company had RMB 10,072,390 due from Wuhan Company at June 30, 2000, as compared to RMB 10,462,659 due from Wuhan Company at December 31, 1999, net of the amount extinguished effective December 31, 1999 of RMB 16,329,758, as described above.

The Company has incurred operating losses and negative cash flows from operations during the past few years that may impair its ability to obtain additional equity capital. The Company has relied on the sale of its securities and the credit provided by Wuhan Limited to fund its operations since 1997. Based on currently proposed plans and assumptions relating to the Company's operations, the Company believes that its projected cash flows from operations, combined with the credit provided by Wuhan Company, will provide sufficient liquidity and capital resources to support the Company's planned operations through December 31, 2000.

However, the Company anticipates that it will require additional capital to meet its funding obligations to the Joint Venture. In addition, to the extent that the Company experiences a substantial increase in revenues and/or acquires other operations, the Company may also require additional capital. Should the cash flows generated by operating and financing activities be insufficient to fund the Company's future operations, the Company's ability to conduct operations may be impaired.


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


New  Accounting  Pronouncement:

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which, as amended, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those item as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addresses the accounting for hedging activities. The Company will adopt SFAS No. 133 for its fiscal year beginning October 1, 2001. The Company does not expect that adoption of SFAS No. 133 will have a material impact on its financial statement presentation or disclosures.

                        PART II.  OTHER INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits:

          27   Financial  Data  Schedule  (electronic  filing  only)

     (b)  Reports  on  Form  8-K:

          Three  Months  Ended  June  30,  2000  -  None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     CHINA  GATEWAY  HOLDINGS  INC.
                                     ------------------------------
                                             (Registrant)



                                          /s/ DANNY WU
Date:  August  21,  2000             By:  --------------------------
                                            Danny Wu
                                            Chief Executive Officer
                                           (Duly Authorized Officer)



                                          /s/ OSCAR  SHEN
Date:  August  21,  2000             By:  --------------------------
                                            Oscar  Shen
                                            Accounting and Finance
                                            Manager
                                            (Principal Financial
                                            and Accounting Officer)