Form 10KSB40/A
period 1999-12-31
CHINA GATEWAY HOLDINGS INC
filed 2000-10-13
CIK 1043605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For  the  fiscal  year  ended  December  31,  1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
    1934

    For  the  transition  period  from  _____________  to  _____________

                        Commission  file  number:  0-25963

                           CHINA GATEWAY HOLDINGS INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

               DELAWARE
     -------------------------------                     ----------------------
     (State of other jurisdiction of                       (I.R.S.  Employer
      incorporation  or organization)                     Identification Number)

        CLI BUILDING, SUITE 1003, 313 HENNESSY  ROAD, HONG KONG
      ------------------------------------------------------------
      (Address of principal executive offices, including zip code)

Issuer's  telephone  number,  including  area  code:  852-2893-9676

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The  issuer's revenues for the fiscal year ended December 31, 1999 were RMB -0-.

The aggregate market value of the issuer's common stock held by non-affiliates of the issuer as of March 31, 2000 was $37,851.

The issuer had 4,307,158 shares of common stock issued and outstanding as of March 31, 2000.

Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [X]

Documents  incorporated  by  reference:  None.

                                     PART I.

ITEM  1.  DESCRIPTION  OF  BUSINESS

OVERVIEW

     China Gateway Holdings Inc., formerly Orient Packaging Holdings Ltd. (the "Company"), owns a joint venture interest in a manufacturer of paperboard products used in packaging material for the Chinese market. The manufacturing operations are conducted through Wuhan Dong Feng Paper Company Limited, a joint venture ("Wuhan Limited" or the "Joint Venture"). The Company's 60% interest in the Joint Venture is accounted for under the equity method of accounting. Wuhan Limited has a term of 30 years that expires in 2027. The manufacturing facilities are located in Wuhan, Hubei Province, which is in the Yangtze River basin area of the Central part of the People's Republic of China ("China" or "PRC"). The manufacturing facilities have an annual production capacity of 35,000 tons of paperboard products, and produce bleached (white top) paperboard, a product used primarily as covering in the manufacture of corrugated packaging for the food and beverage industry in China. In response to the increasing awareness and sophistication of Chinese customers, major manufacturers of food and beverages in China, especially foreign brand manufacturers, have increasingly turned to bleached paperboard covering of corrugated boxes for wholesale distribution of products.

     The Company's objective is to continue to develop the Joint Venture as a supplier of high quality packaging material to foreign brand name consumer product companies in the Chinese market.

INDUSTRY

       According  to  the  industry publication Pulp & Paper International (July
1999), in 1998, China ranked third, trailing only the United States and Japan, for the consumption of paper and paperboard products in the world. The demand for paperboard packaging material is correlated to the rate of economic growth and consumer spending. The Company believes that China's rapid growth in recent years and its entry into the World Trade Organization Pact in November 1999 will increase market opportunities in China's fragmented paper industry.

       As a result of the Chinese government's earlier attempts at producing a self-sufficient paper industry based on local enterprise production, the paper industry in China is highly fragmented into many small capacity paper mills. This has resulted in large inefficiencies in the industry as well as a general low level of training and technical expertise. A large number of `backyard' mills with annual production capacity of less than 5,000 tons per annum account for a significant proportion of China's total paper production capacity. Due to the difficulties in regulating environmental pollution from such a large number of paper mills, and inefficiencies in such an industry structure, the Chinese government has introduced regulations, effective from 1997, to phase-in a close down of all paper mills with a capacity of less than 10,000 tons per annum. The resulting reorganization of the industry will produce a consolidation of business among those paper mills currently operating above this threshold, resulting in significant investment incentives to expand production capacity at each mill and a trend towards developing higher capacity mills. With the decreasing number of suppliers in the market, there will be a window for the Joint Venture to expand its market share.

PRODUCTS

       The Joint Venture produces mainly uncoated and coated white-lined chipboard in a range of paperboard weights ranging from 180g/m2 to 400g/m2. Uncoated white-lined chipboard is used in consumer corrugated packaging. Coated white-lined chipboard is used for applications that require higher quality printed surfaces. In addition, the Joint Venture also produces small quantities of other types of paperboard products, including whiteback paperboard used for the packaging of foodstuffs.

       Paperboard in China is graded according to Chinese national technical standards, which are used as an indicator of the quality of the paperboard but have no formal influence on the sales price achieved, which is market driven. The white-lined chipboard produced by the Joint Venture is primarily graded as

Class C paperboard. Class C paperboard accounts for approximately 80% of China's total domestic paperboard production. Class B paperboard, produced by relatively few premium mills, accounts for the balance of China's domestic production. The highest quality paperboard available in the China market (Class A paperboard) is imported paperboard, mainly from South Korea, Taiwan and Japan, which is used almost exclusively by foreign-owned joint venture operations in some specialized high-quality end-uses.

       The Joint Venture's product is used in a wide range of packaging for both domestic and international consumer product manufacturers in China. Generally, consumer product manufacturers subcontract the conversion and printing of their packaging to corrugated box manufacturers. These corrugated box manufacturers in turn assemble and fold containers using white-lined chipboard supplied by the Joint Venture and kraft linerboard imported or manufactured domestically. Corrugated paper is glued on the inside of the white-lined chipboard and the kraft linerboard covers onto the corrugated paper and forms a sandwich structure. Kraft linerboard is a kind of unbleached paperboard, which maintains a light brown finishing. White-lined chipboard is a bleached paperboard that has a white finishing like writing paper. The white-lined chipboard surface of these containers may be printed with the end users' designs and logos.

       The Joint Venture's products have been utilized in final packaging by a number of international beverage manufacturers, including Coca-Cola, Pepsi Cola and Pabst Blue Ribbon beer for domestic China sales.

       The Joint Venture's customers, comprised of both paper dealers and corrugated box manufacturers, are based predominantly in Southern China and the eastern coastal regions including Shanghai, Fujian and Zhejiang provinces. The Joint Venture also has several customers based in the Sichuan province in Central China. As of December 31, 1999, the Joint Venture had approximately 20 major customers, of which the largest two accounted for approximately 15% and 10% of sales, respectively, for the year ended December 31, 1999.

MARKETING  AND  SALES

       The Joint Venture's sales and marketing activities are centered in Wuhan with additional support from the Company's executive office in Hong Kong. The Joint Venture employs 22 salespersons with key sales regions controlled by a total of five regional sales managers who operate on a salary and commission basis. In addition to the Joint Venture's sales team in Wuhan, the Joint Venture utilizes a network of five independent sales agents throughout the major markets in China.

       The Joint Venture markets its white-lined chipboard under the "Golden Horse" brand name. The brand name has been used by the Wuhan Dong Feng Paper Mill Company ("Wuhan Company"), the Company's joint venture partner in Wuhan Limited, for over 40 years.

MANUFACTURING  PROCESS

       PRODUCTION

       In the production process, the fiber stock for paperboard is prepared from raw materials by placing wastepaper or pulp sheets into large digesting tanks where, with the addition of certain chemicals, a fiber slurry is produced. This slurry is delivered from the tanks by pipelines to the paper machines where it is laid on to large moving mats which carry the slurry through various rollers, where it is then pressed and dried, producing a continuous line of board that is either wound onto reels or cut up separately into sheets.

       The Joint Venture's facilities have six individual paper machines for paperboard production and four separate digesting tanks for producing the fiber slurry to be used in the paperboard production process. The trend in Western paper mills is towards single large and high capacity paper machines, which are able to produce significant economies of scale. However, the existence of several small paper machines creates a competitive advantage for a paper mill by allowing quick and efficient production of paperboard with varying dimensions to meet customized customer specifications while minimizing the amount of wastage produced.

       RAW  MATERIAL  SUPPLY

       The major component of the Joint Venture's manufacturing expenditures is the cost of raw material for the preparation of the fiber stock, which generally accounts for between 60% - 75% of the paperboard's sales price. In addition to being a major cost, the type and amount of fiber used directly correlates to the quality characteristics of the paperboard. As a result, fiber supply is a crucial aspect of the manufacturing process.

       Four different types of fiber are used in the manufacturing process: virgin bleached kraft softwood pulp (BKSP), straw pulp and two main types of recycled paper (mixed wastepaper and de-inked newspaper). The BKSP used is imported from North America and trades at a price determined by international commodity markets. The price of recycled paper is also determined by the international commodity markets. The Joint Venture imports approximately 30% of its recycled paper requirements, with the remainder being sourced from the China domestic market. The Joint Venture manufactures its own straw pulp from straw purchased from the region around Wuhan. However, the Joint Venture's use of straw pulp will shortly be discontinued and replaced with de-inked old newspaper fiber.

       The international market for BKSP is cyclical. However, as the actual proportion of BKSP used in the paperboard production process is less than 10% of the total fiber requirements, the Joint Venture's exposure to volatility in these markets is limited.

       More important to the Joint Venture's operations is the volatility of the recycled paper market, which management believes is generally more stable than that for virgin pulp products. Most of the internationally traded wastepaper originates from the United States, so movements in international prices closely track demand and supply in that market. The Joint Venture imports approximately 35% of its wastepaper requirements, of which two-thirds originate from Hong Kong and one-third from the United States.

       Domestic Chinese wastepaper supply is less volatile than that of internationally traded wastepaper since it is generally of lower quality than the international product and often requires further processing before it can be used. As a result, Chinese wastepaper trades at a significantly lower price than internationally traded wastepaper. The Joint Venture carries out its own wastepaper collection activities within Wuhan and also obtains domestic wastepaper from wastepaper brokers in Southern China where domestic wastepaper is available in plentiful supply. The Joint Venture carries out barter trade arrangements with these domestic wastepaper brokers. Specifically, the Joint Venture exchanges paperboard products for wastepaper, which gives it a competitive advantage in securing a reliable wastepaper supply.

       Other significant inputs in the paperboard production process include chemicals (for pulping, papermaking, pigmentation and coating), water, electricity and steam. All chemicals required are sourced from China domestic manufacturers, which ensures reliable supply and significant lower cost than that of imported chemicals. The Joint Venture's paper mill is located near the banks of the Yangtze River, and the Joint Venture has constructed its own water treatment facilities at this source to ensure a cost-effective and reliable water supply. Electricity is purchased from the Wuhan grid. The large quantities of steam required for the paperboard production processes are produced on-site at the Joint Venture's paper mill by coal-powered boilers.

COMPETITION

       The paper industry is highly fragmented in China as a result of the Chinese government's earlier attempts at producing a self-sufficient paper industry based on local enterprise production. The Company believes that as a result of the consolidation of the industry, the Joint Venture is positioned to increase its market share in the industry. In particular, the Company believes that the Joint Venture has the following competitive advantages:

       PRODUCTION VERSATILITY - The ability to produce paperboard according to customized customer specification is a unique advantage that the Joint Venture has over other Chinese manufacturers. In larger paper mills in the West, significant investment in automated sheeting operations and inventory management is required in order to be able to efficiently meet customer requirements. Management believes that no paper mill in China has such systems installed. The Joint Venture, however, is able to simulate the process because it has six individual paper machines that provide it flexibility in scheduling production.

       PRODUCT DISTRIBUTION - The Joint Venture has established distribution systems throughout its main customer markets in China. These include a network of independent agencies in Fujian and Guangzhou province, allowing effective servicing of customers in these key markets.

       RELIABILITY  OF RAW MATERIAL SUPPLY - With fiber being the most important item in paperboard production, it is essential that reliable sources of supply exist. The Joint Venture has established relationships with suppliers through its barter trade arrangements with brokers for wastepaper.

       ESTABLISHED BRANDS - Wuhan Limited's "Golden Horse" brand paperboard has been established in the China domestic market for over 40 years. Golden Horse is one of the oldest brands in the market and is well known for its quality and reliability. Accordingly, the Joint Venture is able to charge a premium for its product as compared to similarly situated paper mills.

       The Company believes that the signing of the World Trade Organization Pact between the United States and China in November 1999 will lead to the opening of the Chinese market to foreign competitors who will be able to import paper products into the Chinese market with lower import duties. The lower price of imported paper products will increase competition in the Chinese market.

GAMMA  LINK  ENTERPRISES  CORP.  ACQUISITION

       Effective October 4, 1999, the Company entered into a Purchase Agreement to acquire 100% of the outstanding capital stock of Gamma Link Enterprises Corp., a British Virgin Islands corporation ("Gamma"), in exchange for 3,600,000 shares of the Company's common stock valued at RMB 44,712,000 (RMB 12.42 per share). Gamma owns a 51% equity interest in Sino-Panel (Gaoyao) Limited, a Sino-foreign equity joint venture ("Sino-Panel"), with the remaining 49% owned by an unrelated company. Sino-Panel's only assets consisted of a particle panel production line located in Gaoyao, China, including reconditioned wood particle grinding equipment, multi-layer presses, and other ancillary equipment and facilities that were originally manufactured in Finland. Such equipment had not been employed in revenue-generating operations for the past several years. The closing of the Purchase Agreement was subject to the satisfactory completion of certain conditions by Gamma. During May 2000, Gamma notified the Company that it could not accomplish certain of the conditions required to complete the proposed transaction, and the Purchase Agreement was thereupon terminated by mutual agreement.

HISTORY  OF  THE  COMPANY

       The Company was incorporated in the State of Delaware on June 26, 1997 as Orient Packaging Holdings Ltd. On June 27, 1997, all the outstanding shares of Orient Investments Limited ("Orient Investments") were acquired by the Company in exchange for the issuance by the Company of a 100% interest in the Company to the former shareholders of Orient Investments. On December 1, 1999, the Company changed its name to China Gateway Holdings Inc.

       Orient Investments, a British Virgin Islands corporation incorporated on January 8, 1997, is a holding company for Orient Packaging Limited (f/k/a Orient Financial Services Limited) ("Orient Packaging"), a British Virgin Islands corporation incorporated on May 25, 1993. Orient Packaging is the owner of a 60% interest in Wuhan Limited, a PRC-registered Sino-foreign equity joint venture company. The remaining 40% interest is owned by Wuhan Dong Feng Paper Mill Company, a China state-owned enterprise.

COMPLIANCE  WITH  ENVIRONMENTAL  LAWS

       To date, management believes that the Joint Venture has complied with existing environmental regulations in the PRC. Commencing in 1996, the PRC government adopted plans intended to improve the environment and control pollution. In order to control acid rain, toxic waste and pollutant emissions, the PRC targeted certain regions for environmental protection. The Joint Venture's production plant is located in the Yangtze River region and was not one of the designated control areas. For production plants within the targeted areas, water treatment plants must be installed in order to comply with the pollutant emissions standards. The Joint Venture has its own water treatment facilities and a system for recycling the chemicals used in paper making. Therefore, the Joint Venture does not expect to be affected even if the targeted areas include the Yangtze River region. During 1998 and 1999, the Joint Venture paid RMB 430,991 and RMB 374,088, respectively, to the local environmental protection authority.

WUHAN  LIMITED

       The Company presently owns a 60% interest in Wuhan Limited pursuant to a Joint Venture Agreement dated December 20, 1997 (the "Joint Venture Agreement"). The validity, interpretation, execution and settlement of disputes are subject to Chinese law and disputes are required to be submitted for arbitration to the Foreign Economic and Trade Arbitration Commission of the China Council for the Promotion of International Trade. Despite some progress in developing a legal system, China does not have a comprehensive system of laws. The interpretation of Chinese laws may be subject to policy changes reflecting domestic political factors. Enforcement of existing laws, including laws pertaining to Chinese joint ventures, may be uncertain and sporadic, and implementation may be inconsistent.

EMPLOYEES

       The Company, including its subsidiaries, and the Joint Venture have approximately 900 full-time employees. The Company's executive officers are based in the Company's executive office in Hong Kong. All other employees are based in China.

PATENTS  AND  TRADEMARKS

       The Golden Horse brand name has been registered as a trade name in China since 1958 by Wuhan Company. The trade name is licensed to Wuhan Limited by Wuhan Company for the term of the Joint Venture.

ITEM  2.  DESCRIPTION  OF  PROPERTIES

       HONG KONG. The Company occupies office space in Wanchai, Hong Kong. The lease expires May 9, 2001.

       WUHAN, HUBEI. The Joint Venture leases a paper manufacturing plant in Wuhan consisting of 25,730 square meters. The lease expires concurrent with the term of the Joint Venture in 2027.

ITEM  3.  LEGAL  PROCEEDINGS

       There are no pending or threatened legal proceedings against the Company, including its subsidiaries, or the Joint Venture.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

       There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II.

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

       The Company was formed on June 26, 1997. Since October 1997, the Company's common stock has been listed for trading on the OTC Bulletin Board under the symbol "ORPK." The trading market is limited and sporadic and should not be deemed to constitute an "established trading market". In connection with the change of the Company's name to China Gateway Holdings Inc., the Company's symbol was changed to "CNGH" on December 13, 1999.

       The following table sets forth the range of bid prices of the Company's common stock as quoted on the OTC Bulletin Board during the periods indicated. Such prices reflect prices between dealers in securities and do not include any retail markup, markdown or commission and may not necessarily represent actual transactions. The information set forth below was provided by NASDAQ Trading & Market Services.

                                      HIGH    LOW
                                      -----  -----
FISCAL YEAR ENDED DECEMBER 31, 1998

First Quarter                         $9.99  $2.67
Second Quarter                         6.25   4.50
Third Quarter                          5.13   0.38
Fourth Quarter                         2.88   1.13

FISCAL YEAR ENDED DECEMBER 31, 1999

First Quarter                          2.00    .59
Second Quarter                         3.59    .75
Third Quarter                          2.25    .94
Fourth Quarter                         2.44    .69

FISCAL YEAR ENDING DECEMBER 31, 2000

Period from January 1, 2000 to         1.13   .016
     March 31, 2000

       The  closing  bid  price  for  the  common  stock  as reported by the OTC
Bulletin  Board  on  March  31,  2000  was  $.016.

       As of March 31, 2000, there were 42 holders of record of the Company's common stock.

DIVIDEND  POLICY

       The Company has never paid dividends on the common stock and does not anticipate paying dividends on its common stock in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the future growth of the Company. Earnings of the Company, if any, are expected to be retained to finance the expansion of the Company's business. The payment of dividends on the Company's common stock in the future will depend on the results of operations, financial condition, capital expenditure plans and other cash obligations of the Company and will be at the sole discretion of the Board of Directors.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

       The following is information for all securities that the Company has sold since inception without registering the securities under the Securities Act:

       1. On June 27, 1997, the Company issued a total of 2,310,000 shares of common stock, consisting of 1,684,856 shares of common stock to Cartier-Fleming International Limited, 561,619 shares of common stock to Critical Success Ltd., 57,750 to Mr. Xiang Bin and 5,775 shares to Mr. Lachlan J. Christie, in connection with the acquisition of 100% of the interest in Orient Investments Limited. The shares were issued in a private transaction not involving an offering pursuant to Section 4(2) of the Securities Act. This transaction was characterized as a reincorporation and had no financial impact on the Company.

       2. On June 27, 1997, the Company issued 285,000 shares of common stock to 4 unrelated accredited financial consultants of the Company for services rendered in connection with the reincorporation discussed in Transaction 1. The shares were issued pursuant to Rule 506 of Regulation D.

       3. On June 27, 1997, the Company issued 180,000 shares of common stock and an option to purchase 150,000 shares of common stock at $1.66 per share to an unrelated accredited financial consultant of the Company for services rendered in connection with the reincorporation discussed in Transaction 1. The shares were issued pursuant to Rule 504 of Regulation D and the option was issued pursuant to 4(2) of the Securities Act.

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

       7. On October 31, 1997, March 20, 1998 and April 3, 1998, the Company issued warrants to an accredited unrelated financial consultant of the Company to purchase 45,000, 30,000 and 45,000 shares, respectively, at an exercise price of $.10 per share, for services rendered in connection with the private placements described in Transactions 4, 5 and 6. The warrants were issued pursuant to Rule 504 of Regulation D.

       8. In March 1998 and April 1998, the warrants issued in Transaction 7 were exercised for an aggregate of 120,000 shares of common stock. The shares were issued pursuant to Rule 504 of Regulation D.

       9. On April 8, 1998, the option issued in Transaction 3 was exercised pursuant to the cashless exercise provision as provided in the Stock Option Agreement for an aggregate of 111,692 shares of common stock. The shares were issued pursuant to Section 4(2) of the Securities Act.

      10. On March 27, 1998, the Company issued 3,000 shares of common stock and warrants to purchase 125,000 shares of common stock at $.10 per share, which were immediately exercised, to an accredited investor for an aggregate purchase price of $100,000. The investor had a pre-existing business relationship with the Company. The 3,000 shares of common stock were issued pursuant to Rule 504 of Regulation D and the warrants for the 125,0000 shares and the 125,000 shares of common stock were issued pursuant to Rule 506 of Regulation D.

      11. On April 16, 1998, the Company issued warrants to purchase 3,905 shares of common stock to an accredited investor in Transaction 4 as compensation for services rendered in connection with Transaction 4. The warrants were issued pursuant to Rule 504 of Regulation D.

      12. On May 15, 1998, the Company issued 235,316 units, each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $2.75 per share, at $2.75 per unit in a private placement to 24 accredited investors for an aggregate purchase price of $647,119. The investors were introduced to the Company by financial consultants of the Company who were affiliated with registered broker-dealers. The units were issued pursuant to Rule 506 of Regulation D.

      13. On August 10, 1998, the Company issued 15,000 shares of common stock to an accredited unrelated financial consultant for financial services rendered in connection with Transaction 12. The shares were issued pursuant to Rule 504 of Regulation D.

      14. In August 1998 and September 1998, the Company issued 10,600 shares of common stock to 3 accredited unrelated financial consultants for services rendered in connection with Transaction 12. The shares were issued pursuant to Rule 504 of Regulation D.

      15. From September 1998 to November 1998, the Company issued 250,000 units, each unit consisting of one share of common stock and one warrant to purchase one share of common stock at the exercise price of $.10, at $1.00 per unit to 4 accredited investors for an aggregate purchase price of $250,000. The investors were introduced to the Company by financial consultants of the Company who were affiliated with registered broker-dealers. The units were issued pursuant to Rule 504 of Regulation D.

      16. On November 5, 1998, the Company issued 20,000 units, each unit consisting of one share of common stock and one warrant to purchase one share of common stock at the exercise price of $.10, at $1.50 per unit to 1 accredited investor for an aggregate purchase price of $30,000. The investor was introduced to the Company by a financial consultant of the Company who was affiliated with a registered broker-dealer. The units were issued pursuant to Rule 504 of Regulation D.

      17. From September 1998 to January 1999, warrants issued in Transactions 15 and 16 were exercised for an aggregate of 27,000 shares of common stock. The shares were issued pursuant to Rule 504 of Regulation D.

      18. From October 1998 to December 1998, the Company issued 35,000 shares of common stock to 2 accredited unrelated consultants to the Company for services rendered in connection with Transaction 12. The shares were issued pursuant to Rule 504 of Regulation D.

      19. On December 18, 1998, the Company issued 30,000 shares to an accredited unrelated advisor for investor relations services. The shares were issued pursuant to Rule 504 of Regulation D.

      20. On December 8, 1998, the Company granted an option to an employee to purchase 10,000 shares of common stock at the exercise price of $.10 as compensation. The option was issued pursuant to Rule 504 of Regulation D.

      21. On December 31, 1998, the option granted in Transaction 20 was exercised for 10,000 shares of common stock. The shares were issued pursuant to Rule 504 of Regulation D.

      22. On March 17, 1999, the Company issued 148,000 shares of common stock to 2 accredited investors at $.50 per share for an aggregate purchase price of $74,000. The investors were introduced to the Company by financial consultants of the Company who were affiliated with registered broker-dealers. The shares were issued pursuant to Rule 504 of Regulation D.

      23. On April 6, 1999, the Company issued 5,000 shares of common stock to an accredited unrelated financial consultant for services rendered in connection with Transaction 22. The shares were issued pursuant to Rule 504 of Regulation D.

     The Company believes that the transactions described above were exempt from registration under Sections 3(a)(9), 3(b) or 4(2) of the Securities Act because the Company was not a development stage company, the aggregate amount of the subject securities was less than $1,000,000 and the subject securities were sold to a limited group of persons, each of whom was believed to have been a sophisticated investor or had a pre-existing business or personal relationship with the Company or its management and was purchasing the securities for investment without a view to further distribution. Restrictive legends were placed, as applicable, on stock certificates evidencing the securities.

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

OVERVIEW:

       China Gateway Holdings Inc., formerly Orient Packaging Holdings Ltd. (the "Company"), was incorporated in the State of Delaware on June 26, 1997. Effective June 27, 1997, the Company issued 2,310,000 shares of common stock to the shareholders of Orient Investments Limited, a British Virgin Islands company incorporated on January 9, 1997 ("OIL"), in exchange for 100% of the capital stock of OIL. OIL owned a 100% interest in Orient Packaging Limited ("OPL"), which was incorporated in the British Virgin Islands on May 25, 1993, originally as Orient Financial Services Limited. OPL owned a 60% interest in Wuhan Dong Feng Paper Company Limited, a Sino-foreign equity joint venture ("Wuhan Limited" or the "Joint Venture"), with the remaining 40% owned by Wuhan Dong Feng Paper Mill Company, a PRC state-owned enterprise ("Wuhan Company" or the "Joint Venturer").

       In accordance with an agreement between OPL and Wuhan Company dated December 20, 1996 (the "Joint Venture Agreement"), the Joint Venture was established with a term of 30 years from the date the business license is issued to engage in the manufacture and sale of cartonboard packaging materials. The Joint Venture produces primarily coated and uncoated white-lined chipboard, which are the most common types of cartonboard used in consumer packaging for beverages, dry foodstuffs, pharmaceutical products and other consumer items. The Joint Venture's production facilities and operations are located in the city of Wuhan, Hubei Province, PRC. The Joint Venture commenced operations effective March 1, 1997. The Company had no significant operations prior to the commencement of operations by the Joint Venture. As a result of the Company's interest in the Joint Venture, the Company operates in one business segment, the manufacture of cartonboard packaging materials.

       Through December 31, 1997, OPL had contributed cash of RMB 4,867,636 to Wuhan Limited, and Wuhan Company had contributed a building and machinery, accounts receivable and inventory, net of certain liabilities, with a carrying value of RMB 7,102,039, which approximated fair value at the date of contribution to Wuhan Limited. During the year ended December 31, 1998, OPL contributed cash of RMB 5,752,909 to Wuhan Limited. All initial capital contributions required by the Joint Venture Agreement had been completed as of December 31, 1998.

       Pursuant to an amendment to the Joint Venture Agreement dated February 26, 1998, the parties to the Joint Venture Agreement agreed to expand its registered capital in order to facilitate the expansion of the Joint Venture by March 31, 1999. OPL agreed to contribute additional cash of RMB 34,362,000 to the Joint Venture, consisting of RMB 20,000,000 by December 31, 1998 and RMB 14,362,000 by March 31, 1999, and Wuhan Company agreed to contribute machinery and equipment with a total value of RMB 22,908,000. The funds to be contributed by OPL were intended to support growth and operations. OPL did not fund its required capital contributions during 1998 and 1999.

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

       Pursuant to an amendment to the Joint Venture Agreement dated April 19, 1999, certain assets and liabilities related to Wuhan Company aggregating RMB 26,112,048 were extinguished, consisting of amounts due from the Joint Venture to Wuhan Company of RMB 32,122,132, less amounts due from Wuhan Company to the Joint Venture of RMB 6,010,084, and were reflected as a capital contribution by the Joint Venturer effective December 31, 1998, which resulted in an increase in the Company's equity investment and capital in excess of par of RMB 15,667,229. The amounts due to Wuhan Company that were forgiven reflected unrecoverable charges to the Joint Venture for raw material inventory, as well as general and administrative expenses, financing expenses and certain other expenses. Based on the agreement by Wuhan Company to forgive such amounts, OPL agreed to contribute sufficient capital to the Joint Venture as may be required to fund its operations at current levels. Effective December 31, 1999, Wuhan Company agreed to forgive an additional RMB 16,329,758 of amounts due it for raw material inventory and general and administrative expenses and interest expense, which were also reflected as a capital contribution by the Joint Venturer, which resulted in an increase in the Company's equity investment and capital in excess of par of RMB 9,797,855.

       Since inception, the Company has accounted for its 60% interest in the Joint Venture, which is similar to a majority-owned subsidiary, as a consolidated subsidiary. During the six months ended June 30, 2000, the Company determined that the Joint Venturer had retained certain rights under the Joint Venture Agreement that provided the Joint Venturer with the ability to participate in management, although such rights have never been asserted by the Joint Venturer. Under Emerging Issues Task Force Issue No. 96-16, if a minority joint venture partner has such rights, the majority joint venture partner is required to account for its interest in the joint venture under the equity method of accounting. As a result, the Company's financial statements through December 31, 1999 have been restated to report the Company's investment in the Joint Venture under the equity method of accounting. The restatement did not have any effect on net loss, net loss per share or shareholders' equity.

       During the six months ended June 30, 2000, the Joint Venture Agreement was amended to clearly express the intent of the parties that the Company is the controlling party in the Joint Venture. Since the Joint Venture Agreement was amended during 2000, the Company is reporting its investment in the Joint
Venture  as  a  consolidated  subsidiary  commencing  January  1,  2000.

       The acquisition of OIL by the Company was accounted for as a recapitalization of OIL, as the shareholders of OIL acquired all of the capital stock of the Company in a reverse acquisition. Accordingly, the assets and liabilities of OIL have been recorded at historical cost, and the shares of common stock issued by the Company have been reflected in the consolidated financial statements giving retroactive effect as if the Company had been the parent company from inception. The historical consolidated financial statements for the years ended December 31, 1999 and 1998 consist of the combined financial statements of the Company and its direct and indirect subsidiaries from the dates of their respective formation or acquisition.

     The Joint Venture supplies paperboard directly or indirectly to major international consumer brands. The Joint Venture's customers are concentrated in the PRC. Sales to such customers are generally on an open account basis and are denominated in RMB. Approximately 15% of the Joint Venture's non-related party sales were generated by one customer during the years ended December 31, 1999 and 1998. One other customer accounted for over 10% of total sales during the year ended December 31, 1999. During such periods, the Joint Venture also had significant purchases of raw material inventory from the same customer. As of December 31, 1999 and 1998, approximately 43% and 30%, respectively, of the Joint Venture's net trade receivables were due from five customers, of which one customer accounted for greater than 10% of the net trade receivables balance.

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

     Effective October 4, 1999, the Company entered into a Purchase Agreement to acquire 100% of the outstanding capital stock of Gamma Link Enterprises Corp., a British Virgin Islands corporation ("Gamma"), in exchange for 3,600,000 shares of the Company's common stock valued at RMB 44,712,000 (RMB 12.42 per share). Gamma owns a 51% equity interest in Sino-Panel (Gaoyao) Limited, a Sino-foreign equity joint venture ("Sino-Panel"), with the remaining 49% owned by an unrelated company. Sino-Panel's only assets consisted of a particle panel production line located in Gaoyao, China, including reconditioned wood particle grinding equipment, multi-layer presses, and other ancillary equipment and facilities that were originally manufactured in Finland. Such equipment had not been employed in revenue-generating operations for the past several years. The closing of the Purchase Agreement was subject to the satisfactory completion of certain conditions by Gamma. During May 2000, Gamma notified the Company that it could not accomplish certain of the conditions required to complete the proposed transaction, and the Purchase Agreement was thereupon terminated by mutual agreement.

RESULTS  OF  OPERATIONS:

YEARS  ENDED  DECEMBER  31,  1999  AND  1998:

China  Gateway  Holdings  Inc.  -

       General  and  Administrative  Expenses.  For  the year ended December 31,
1999, general and administrative expenses were RMB 1,870,699, as compared to general and administrative expenses of RMB 5,447,516 for the year ended December 31, 1998. General and administrative expenses decreased by RMB 3,576,817 in 1999 as compared to 1998 primarily as a result of reduced travel and personnel costs.

     Other Income (Expense). The Company had commission income of RMB 767,689 during the year ended December 31, 1999. The Company did not have any commission income during the year ended December 31, 1998.

     Equity in Net Loss of Joint Venture. As a result of the Company's 60% equity interest in the Joint Venture, the Company recorded equity in net loss of joint venture of RMB 5,656,472 for the year ended December 31, 1999, as compared to RMB 14,780,842 for the year ended December 31, 1998.

       Income Taxes. The Company did not recognize any income tax expense for the year ended December 31, 1999 and 1998. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiaries are not liable for income taxes.

       Net Loss. Net loss was RMB 6,757,569 for the year ended December 31, 1999, as compared to a net loss of RMB 20,046,214 for the year ended December 31, 1998.

The  Joint  Venture  -

     Sales. Sales remained relatively constant in 1999 as compared to 1998, increasing by RMB 1,006,000 or 1.7%. For the year ended December 31, 1999, sales were RMB 61,328,000, consisting of RMB 50,218,000 (82%) to unrelated parties and RMB 11,110,000 (18%) to a related party. For the year ended December 31, 1998, sales were RMB 60,322,000, consisting of RMB 55,417,000 (92%) to unrelated parties and RMB 4,905,000 (8%) to a related party. During the year ended December 31, 1999, 22,129 metric tons of cartonboard were sold at an average per ton selling price of RMB 2,771, as compared to 20,942 metric tons of cartonboard being sold at an average per ton selling price of RMB 2,880 for the year ended December 31, 1998.

     Gross Profit. For the year ended December 31, 1999, gross profit was RMB 6,363 or 10.4% of sales, as compared to a negative gross profit of RMB (6,432) or (10.7%) of sales for the year ended December 31, 1998. The Joint Venture incurred a negative gross profit for the year ended December 31, 1998 as a result of its cost of raw material inventory having included certain unrecoverable costs. The Joint Venture was unable to sell its products in 1998 at a price sufficient to recover such excess inventory costs because of management's concentration at that time on sales to related parties and on maintaining market share at the expense of profitability. The purchase liability associated with such excess inventory was forgiven by Wuhan Company effective December 31, 1998, as described above at "Overview".

     Operating Expenses. For the year ended December 31, 1999, operating expenses were RMB 14,051,000 or 22.9% of sales, as compared to operating expenses of RMB 15,024,000 or 24.9% of sales, a decrease of RMB 973,000 or 6.5%, primarily as a result of reduced marketing costs.

     Loss from Operations. For the year ended December 31, 1999, the loss from operations was RMB 7,688,000 as compared to a loss from operations of RMB
21,456,000 for the year ended December 31, 1998. The net loss from operations decreased by RMB 13,768,000 as a result of the Joint Venture generating a positive gross profit in 1999 as compared to a negative gross profit in 1998.

     Other Income (Expenses). For the year ended December 31, 1999, other income was RMB 113,000, consisting of interest income of RMB 34,000 and miscellaneous income of RMB 79,000, and other expense consisted of interest expense of RMB 773,000, of which RMB 686,000 was to Wuhan Company. For the year ended December 31, 1998, other income was RMB 234,000, consisting of interest income of RMB 26,000 and miscellaneous income of RMB 208,000, and other expense consisted of interest expense of RMB 3,413,000, of which RMB 3,116,000 was to Wuhan Company. Interest expense decreased in 1999 as compared to 1998 primarily as a result of a reduction in interest-bearing debt to Wuhan Company, which decreased as a result of Wuhan Company forgiving RMB 16,329,758 and RMB 26,112,048 of such debt, which was recorded effective December 31, 1999 and 1998, respectively, as described above at "Overview".

     Income Taxes. The Joint Venture recorded income tax expense of RMB 1,079,000 for the year ended December 31, 1999. The Joint Venture did not have any income tax expense for the year ended December 31, 1998.

     Net Loss. Net loss was RMB 9,427,000 for the year ended December 31, 1999, as compared to a net loss of RMB 24,635,000 for the year ended December 31, 1998.

FINANCIAL  CONDITION  -  DECEMBER  31,  1999:

LIQUIDITY  AND  CAPITAL  RESOURCES:

China  Gateway  Holdings  Inc.:

       Operating. For the year ended December 31, 1999, the Company's operations utilized cash resources of RMB 1,025,584, as compared to utilizing cash resources of RMB 3,437,859 for the year ended December 31, 1998. As of December 31, 1999, the Company had a net working capital deficiency of RMB 1,191,332, equivalent to a current ratio of .45:1. The Company's operations utilized less cash resources in 1999 as compared to 1998 primarily as a result of a reduction in the operating loss. A major reason for the Joint Venture having a significant positive working capital position at December 31, 1999 and 1998 was the forgiveness of debt by Wuhan Company effective December 31, 1999 and 1998 of RMB 16,329,758 and RMB 26,112,048, respectively.

       Investing. During the year ended December 31, 1999, additions to property and equipment aggregated RMB 99,143. There were no additions to property and equipment during the year ended December 31, 1998. During the year ended December 31, 1998, the Company made an additional investment in the Joint Venture of RMB 5,752,909. Additional transactions with respect to the Joint Venture are described above at "Overview".

       Financing. From March 1997 through December 1999, the Company relied primarily on the sale of its securities for the working capital resources to fund its operations and investments in the Joint Venture.

     In conjunction with the reverse merger transaction on June 27, 1997, pursuant to which 2,310,000 shares of common stock were issued, the Company received net assets with an historical cost basis of RMB 1,655,780. During the ten months ended December 31, 1997, the Company sold 212,000 shares of common stock for net proceeds of RMB 4,393,414, and issued an additional 465,000 shares of common stock to entities arranging such financing for consideration of RMB 24,836. During the year ended December 31, 1998, the Company issued 773,466 shares of common stock for net proceeds of RMB 9,131,001, and also issued 393,692 shares of common stock for net proceeds of RMB 28,200 upon the exercise of outstanding stock options and warrants. During the year ended December 31, 1999, the Company issued 153,000 shares of common stock for net proceeds of RMB 621,691.

       During the year ended December 31, 1999, certain shareholders made advances to the Company totaling RMB 779,322, which are unsecured, non-interest bearing and are payable on demand.

The  Joint  Venture  -

     Operating. As of December 31, 1999, the Joint Venture had net working capital of RMB 24,275,000, equivalent to a current ratio of 2.0:1.

     Investing. As of December 31, 1999, the Joint Venture had budgeted capital expenditures of approximately RMB 1,000,000 through December 31, 2000.

     Financing. From March 1997 through December 1999, the Joint Venture has relied on the credit provided by Wuhan Company, the 40% interest holder in the Joint Venture, supplemented by investments by the Company and short-term bank loans, for the working capital resources to fund its operations.

     The Joint Venture had short-term bank loans of RMB 1,227,057 at December 31, 1998, which were fully repaid during 1999.

     The Joint Venture had RMB 10,462,659 due from Wuhan Company at December 31, 1999, as compared to RMB 4,730,373 due to Wuhan Company at December 31, 1998, net of the amounts extinguished effective December 31, 1999 and 1998 of RMB 16,329,758 and RMB 26,112,048, respectively.

     Additional transactions with respect to the Joint Venture are described above at "Overview".

     Both the Company and the Joint Venture have incurred operating losses and negative cash flows from operations during the past few years that may impair the Company's ability to obtain additional equity capital. The Company has relied on the sale of its securities and the credit provided by Wuhan Company to fund the operations of the Joint Venture since 1997. Based on currently proposed plans and assumptions relating to the Joint Venture's operations, the Company believes that the projected cash flows from operations, combined with the credit provided by Wuhan Company, will provide sufficient liquidity and capital resources to support the Joint Venture's operations through December 31, 2000.

     However, the Company anticipates that it will require additional capital to meet its funding obligations to the Joint Venture. In addition, to the extent that the Joint Venture experiences a substantial increase in revenues and/or the Company acquires other business operations, additional capital may be required. Should the cash flows generated by operating and financing activities be insufficient to fund future operations, the ability of both the Company and the Joint Venture to conduct operations may be impaired.

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

       As of December 31, 1999, the Company and the Joint Venture had completed any required modifications to their software to ensure that their software systems were Year 2000 compliant. The cost of such modifications was not material.

       Since the date rollover on January 1, 2000, the Company and the Joint Venture have not experienced any material adverse effect from the Year 2000 Issue. While the primary risk to the Joint Venture with respect to the Year 2000 Issue continues to be the ability of third parties to provide goods and services in a timely and accurate manner, the Joint Venture has not experienced any such disruption to date. The Company does not expect any remaining risks with respect to the Year 2000 Issue to have a material adverse effect on the Joint Venture.

ITEM  7.  FINANCIAL  STATEMENTS

     The consolidated financial statements for the years ended December 31, 1999 and 1998 are listed at the "Index to Consolidated Financial Statements".

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III.

ITEM  9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
           COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT

DIRECTORS  AND  EXECUTIVE  OFFICERS

       The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of December 31, 1999. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

       NAME                     AGE  POSITION
      Danny Wu                   39  Chairman of the Board of Directors, Chief
                                      Executive Officer and Secretary

      Lawrence Hon                51  Director

      Vincent Chan                36  Director

      Steven Tang                 44  Director (Resigned in May 2000)

      Chen Yuen Chen              29  Vice President - Business Department

      Oscar Shen                  25  Accounting and Finance Manager (Resigned
                                      in August 2000)

       DANNY W. WU was appointed Chairman of the Board of Directors, Chief Executive Officer and Secretary of the Company in March 1999. Mr. Wu has over ten years of experience in international trade, manufacturing management and directed investment in China. He started as a loan officer in Hang Lung Bank, Hong Kong. He joined the Hong Kong Trade Development Council (HKTDC) in 1985 and was in charge of promoting HKTDC's services to the local business community. Subsequently, he was assigned to promote Hong Kong's export trade and investments and assisted a number of foreign companies to invest in Hong Kong and China during that period. Mr. Wu was then promoted to project manager, responsible for organizing and the overall management of a number of international conventions and exhibitions. He joined Quanta Industries Inc., a Taiwanese conglomerate, in 1989 as the general manager of its Hong Kong office overseeing trading, direct investment activities and setting up joint venture enterprises in China. The joint ventures related to catering, cable manufacturing and metal processing. He was also involved in the general financial management of these ventures. Mr. Wu was a founding member of Sino-Forest Corporation, a company listed on the Toronto Stock Exchange, with investments in forestry in China. He was responsible for market development of wood chips and procurement in China and Asia. In 1995, Mr. Wu founded an investment company, and invested in a number of ventures in China, Hong Kong and the United States. He is a graduate of the University of Hong Kong with a degree in management studies and economics.

       LAWRENCE HON was appointed a director of the Company in March 1999. He started his career as a professional accountant. In 1984, Mr. Hon joined Modern Printing Equipment Ltd. as the Financial Director. Modern Printing Equipment Ltd. was a subsidiary of KNP BT, a Dutch-based multinational group. KNP BT was the world's eighth largest forestry group specializing in paper, packaging and printing. He was promoted to KNP BT's Regional Financial Director in 1986 and Deputy Managing Director of Asian Operations in 1990, responsible for Hong Kong, China, Taiwan and Korea. Between 1994 and 1996, Mr. Hon served as the Senior Vice President of Sino-Forest Corporation, a company listed on the Toronto Stock Exchange. Mr. Hon was in charge of tree plantation, which provided wood fiber for paper, packaging and panel-board production. Mr. Hon is currently the Chief Executive Officer and President of AgroCan Corporation, a public reporting company specializing in the production and distribution of fertilizer products in China. Mr. Hon is a professional accountant with fellowship in the respective accountants' associations in Hong Kong and the United Kingdom. He also holds an MBA degree and a professional qualification in Information Technology.

       VINCENT C.H.CHAN was appointed a director of the Company in March 1999. In 1996, Mr. Chan joined Suez Asia Inc., a European investment fund for China as an investment director. Between 1989 and 1996, he served in various capacities in the financial field, including corporate finance and direct investment for Standard Chartered Asia Limited and HSBC Private Equity Management Limited. He has over 11 years of experience in direct investments and mergers and acquisitions in Asia, including China. Mr. Chan received a B.A. degree in geography and economics from the University of Hong Kong in 1986 and an MBA degree from the Manchester Business School in the United Kingdom in 1998.

       STEVEN  TANG  was  appointed a director of the Company in March 1999. Mr.
Tang is the President of Viasystems Asia Pacific Ltd. based in Hong Kong. Viasystems Asia Pacific Ltd. is the Asia subsidiary of Viasystems Group, Inc., with sales turnover of over US$1.4 billion in the printed circuit board and electronic assembly business. Mr. Tang has extensive experience operating in China, Asia and the United States. He was the managing director for Utilux Asia Ltd. from 1994 to 1999. Previously, he was the general manager for Amphenol East Asia Ltd. in the electronics and interconnect business. Mr. Tang has a B.Sc. degree in electrical and electronics engineering from Nottingham University and an MBA degree from Bradford University in the United Kingdom.

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

       OSCAR SHEN was appointed Accounting and Finance Manager of the Company in 1999. Mr. Shen joined Ernst and Young in 1997 as an auditor and participated in the audits of major listed companies in Hong Kong. He joined Hong Kong Metal Work Co. Ltd. in 1996 and was involved in the establishment of a new computerized accounting system for the accounting and shipping departments. In 1995, he joined Lippo Asia Investment Management (HK) Limited and was involved in financial analysis and corporate finance. Mr. Shen received his education in Hong Kong, Canada and the United States. He is a graduate of the University of Wisconsin-Madison with an accounting major.

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

                           SUMMARY COMPENSATION TABLE
      NAME AND PRINCIPAL POSITION                YEAR  SALARY
      ---------------------------                ----  ------
      Danny Wu(1), Chairman, Chief Executive
      Officer and Secretary                      1999  US$nil

      Nils A. Ollquist(1), Chairman, President,  1999  US$nil
      Chief Executive Officer and Secretary      1998  US$86,710
                                                 1997  US$88,258

(1) On March 20, 1999, Nils A. Ollquist resigned as Chairman, President, Chief Executive Officer and Secretary and Danny Wu became Chairman, Chief Executive Officer and Secretary.

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

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

       The following table sets forth certain information as of March 15, 2000 with respect to the beneficial ownership of the common stock of the Company by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer and all executive officers and directors of the Company as a group, the number of shares of common stock owned by each such person and group and the percent of the Company's common stock so owned.

       As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Exchange Act as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. The address of those persons for which an address is not otherwise indicated is CLI Building, Suite 1003, 313 Hennessy Road, Hong Kong.

NUMBER OF SHARES OF COMMON            PERCENTAGE OUTSTANDING OF COMMON
NAME OF BENEFICIAL OWNER                  STOCK BENEFICIALLY OWNED      COMMON BENEFICIALLY OWNED(1)
------------------------              --------------------------------  ----------------------------
Danny Wu                                                  1,250,000(2)                        29.02%
Lawrence Hon                                              1,250,000(2)                        29.02%
Vincent Chan                                                172,868(3)                         4.01%
Steven Tang                                                      --                              --%
All Directors and Executive Officers
as a group (4 persons)                                    1,422,868                           33.03%

5% Beneficial Owners
Gateway Worldwide Ltd.                                    1,250,000                           29.02%

Cartier-Fleming International Limited                       518,606                           12.04%
13C Chinaweal Centre
414-424 Jaffe Road
Wanchai, Hong Kong

(1)     Calculations  based  upon  4,307,158  shares  issued  and  outstanding  on  March  15, 2000.
(2)     Represents  1,250,000  shares  held  by  Gateway  Worldwide  Ltd., a  British Virgin Islands
        corporation owned  equally  by  Lawrence  Hon  and  Danny  Wu.
(3)     Represents  172,868  shares  held  by  Critical  Success  Ltd.,  a  British  Virgin  Islands
        corporation,  of  which  Mr.  Chan  is  the  sole  shareholder.

CHANGES  IN  CONTROL

     The Company is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     During the year ended December 31, 1999, the Company advanced RMB 160,585 and RMB 2,245 to a shareholder and employees, respectively, and at December 31, 1999, the Company has RMB 427,518 due from the shareholder. These advances are unsecured, non-interest bearing and are due on demand.

     During the year ended December 31, 1999, certain shareholders made advances to the Company totaling RMB 779,322. The advances are unsecured, non-interest bearing and are payable on demand.

     When the Joint Venture was formed in 1997, it owed the Joint Venturer net current payables in excess of RMB 33,000,000. In order to assist the economic viability of the Joint Venture, effective December 31, 1998, the Joint Venturer forgave RMB 26,112,048 of the initial indebtedness. Because the debt forgiveness was made by a significant equity investor in the Joint Venture, for US GAAP the Joint Venture accounted for the debt extinguishment as a capital contribution by the Joint Venturer, which resulted in an increase in the Company's equity investment and capital in excess of par of RMB 15,667,229. During the year ended December 31, 1999, the Joint Venturer forgave an additional RMB 16,329,758 of indebtedness, which resulted in an increase in the Company's equity investment and capital in excess of par of RMB 9,797,855.

     At December 31, 1999, the Joint Venture had RMB 10,462,659 due from the Joint Venturer, which is unsecured, non-interest bearing, and is due on demand. Interest expense on amounts owed to the Joint Venturer was RMB 686,229 and RMB 3,115,937 for the years ended December 31, 1999 and 1999, respectively, and is included in total debt amounts extinguished by the Joint Venturer during 1999 and 1998. The weighted average interest rate on the amount due the Joint Venturer was 7.78% and 9.54% during the years ended December 31, 1999 and 1998, respectively.

     At December 31, 1999 and 1998, the Joint Venture had receivables of RMB 3,959,856 and RMB 1,634,478, respectively, from an affiliate of the Joint Venturer. During the years ended December 31, 1999 and 1998, the Joint Venture incurred RMB 9,725,528 and RMB 4,551,242, respectively, of manufacturing costs, which were included in cost of sales, and had net sales of RMB 11,110,000 and RMB 4,905,190, respectively, to this affiliate.

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

     10.2         Tenancy  Agreement  (1)

     10.3 Agreement Associated with Amending the Joint Venture Agreement and Articles of Association (1)

     10.4         Purchase  Agreement  with  Gamma  Link  Enterprises Corp. (1)

     10.5         Amendment  to  the  Joint  Venture  Agreement  (1)

     21.1         Subsidiaries  of  Registrant  (1)

     27.1         Financial  Data  Schedule  (Electronic  filing  only)

          (1) Filed as an exhibit to the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 7, 2000, and incorporated herein by reference.

     (b) Reports on Form 8-K: The Company did not file any Current Reports on Form 8-K during or related to the three months ended December 31, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CHINA GATEWAY HOLDINGS INC.
                                           ---------------------------
                                                  (Registrant)

Date:  October  12,  2000              By: /s/ DANNY WU
                                           -------------------------------------
                                           Danny Wu
                                           Chief Executive Officer


       In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date:  October  12,  2000              By: /s/ DANNY WU
                                           -------------------------------------
                                           Danny  Wu
                                           Chief  Executive  Officer,  Secretary
                                           and  Chairman  of  the  Board  of
                                           Directors


Date:  October  12,  2000              By: /s/ LAWRENCE HON
                                           -------------------------------------
                                           Lawrence  Hon
                                           Director


Date:  October  12,  2000              By: /s/ VINCENT CHAN
                                           -------------------------------------
                                           Vincent  Chan
                                           Director


Date:  October  12,  2000              By: /s/ CHEN YUEN CHEN
                                           -------------------------------------
                                           Chen  Yuen  Chen
                                           Vice  President - Business Department

         ===============================================================
                           CHINA GATEWAY HOLDINGS INC.
         ===============================================================


                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998



CONTENTS                                                                PAGE

Independent auditors' report                                            F-2

Consolidated balance sheet                                              F-3

Consolidated statements of operations                                   F-4

Consolidated statements of shareholders' equity
 and comprehensive income (loss)                                        F-5

Consolidated statements of cash flows                                   F-6

Notes to consolidated financial statements                              F-8

                          INDEPENDENT AUDITORS' REPORT


The  Board  of  Directors  and  Shareholders
China  Gateway  Holdings  Inc.

     We have audited the accompanying consolidated balance sheet of China Gateway Holdings Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the years in the two year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Gateway Holdings Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 1999, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the financial statements, since inception, the Company has accounted for its 60% interest in Wuhan Dong Feng Paper Company Limited (a Joint Venture) as a consolidated subsidiary. Because the 40% minority partner in the Joint Venture retained certain participating rights, the Company's 1999 and 1998 financial statements have been restated to report its investment in the Joint Venture using the equity method of accounting. The restatement did not change net loss, net loss per share or shareholders' equity from what was previously reported.


/s/  Horwath  Gelfond  Hochstadt  Pangburn,  P.C.

HORWATH  GELFOND  HOCHSTADT  PANGBURN,  P.C.
Denver,  Colorado
March  21,  2000

============================================================================
                      CHINA  GATEWAY  HOLDINGS  INC.
============================================================================

                        CONSOLIDATED  BALANCE  SHEET
                            DECEMBER  31,  1999


ASSETS                                               US$           RMB
                                                 ------------  ------------
Current assets:
Cash and cash equivalents                        $     5,818        48,169
Deposits and other current assets                    112,503       931,446
                                                 ------------  ------------
Total current assets                                 118,321       979,615

Property and equipment - net                          10,728        88,820
Investment in Joint Venture                        2,180,798    18,055,484
                                                 ------------  ------------
Total assets                                     $ 2,309,847    19,123,919
                                                 ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                 $   109,383       905,615
Other payables and accruals                           56,341       466,464
Due to Joint Venturer                                  2,360        19,546
Due to related parties                                94,129       779,322
                                                 ------------  ------------
Total liabilities                                    262,213     2,170,947


Shareholders' equity:
Common stock, par value US$0.0001;
Authorized - 50,000,000 shares;
Issued and outstanding - 4,307,158 shares                431         3,568
Capital in excess of par value                     5,063,867    41,925,275
Deficit                                           (3,014,546)  (24,958,332)
Accumulated other comprehensive loss                  (2,118)      (17,539)
                                                 ------------  ------------
Total shareholders' equity                         2,047,634    16,952,972
                                                 ------------  ------------

Total liabilities and shareholders' equity       $ 2,309,847    19,123,919
                                                 ============  ============

See notes to consolidated financial statements.

         ===========================================================================
                                 CHINA GATEWAY HOLDINGS INC.
         ===========================================================================

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                          1999         1999          1998
                                                       -----------  -----------  ------------
                                                            US$          RMB          RMB
                                                       -----------  -----------  ------------
Net sales                                                       -            -             -
Cost of sales                                                   -            -             -
                                                       -----------  -----------  ------------
Gross profit                                                    -            -             -

General and administrative expenses                    $ (225,949)  (1,870,699)   (5,447,516)
                                                       -----------  -----------  ------------
Loss from operations                                     (225,949)  (1,870,699)   (5,447,516)

Other income (expense)

Commission income                                          92,724      767,689             -
Interest income                                               231        1,913        27,999
Interest expense                                                -            -       (76,522)
Other                                                           -            -       230,667
Equity in loss of Joint Venture                          (683,207)  (5,656,472)  (14,780,842)
                                                       -----------  -----------  ------------
Net loss                                               $ (816,201)  (6,757,569)  (20,046,214)
                                                       ===========  ===========  ============


Weighted average number of common shares outstanding
                                                        4,241,426    4,241,426     3,616,745
                                                       ===========  ===========  ============

Net loss per common share -
Basic and diluted                                      $    (0.19)       (1.59)        (5.54)
                                                       ===========  ===========  ============

See  notes  to  consolidated  financial  statements.

                          ===========================================================================
                                                  CHINA GATEWAY HOLDINGS INC.
                          ===========================================================================

                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                                                  COMPREHENSIVE INCOME (LOSS)


                                            Years ended December 31, 1999 and 1998
                                                (Expressed in Chinese Renminbi)


                                                                                                        Foreign
                                                                             Capital      Retained     currency
                                                     Common Stock           in excess     earnings    translation
                                                  Shares        Amount       of par      (deficit)    adjustment      Total
                                               ------------  ------------  -----------  ------------  -----------  -----------

Balance, January 1, 1998                          2,987,000        2,475    6,071,555     1,845,451       18,139    7,937,620

Issuance of common shares                         1,122,158          900    9,158,301             -            -    9,159,201

Common stock issued for services                     45,000           61      608,776             -            -      608,837
Extinguishment of debt by Joint Venturer
                                                          -            -   15,667,229             -            -   15,667,229
Comprehensive income (loss):
Net loss for the year ended December 31, 1998             -            -            -  (20,046,214)            -  (20,046,214)

Other comprehensive income                                -            -            -             -        3,966        3,966

Comprehensive loss                                        -            -            -            -            -   (20,042,248)

                                               ------------  ------------  -----------  ------------  -----------  -----------
Balance, December 31, 1998                        4,154,158        3,436   31,505,861   (18,200,763)      22,105   13,330,639

Issuance of common shares                           153,000          132      621,559             -            -      621,691
Extinguishment of debt by Joint Venturer
                                                          -            -    9,797,855             -            -    9,797,855
Comprehensive income (loss):
Net loss for the year ended December 31, 1999             -            -            -             -   (6,757,569)  (6,757,569)

Other comprehensive loss                                  -            -            -             -      (39,644)     (39,644)

Comprehensive loss                                        -            -            -             -            -   (6,797,213)

                                               ------------  ------------  -----------  ------------  -----------  -----------
Balance, December 31, 1999                        4,307,158        3,568   41,925,275   (24,958,332)     (17,539)  16,952,972
                                               ============  ============  ===========  ============  ===========  ===========

See  notes  to  consolidated  financial  statements.

                          ===========================================================================
                                                  CHINA GATEWAY HOLDINGS INC.
                          ===========================================================================

                                           CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                         YEARS  ENDED  DECEMBER  31,  1999  AND  1998


                                                                                 1999        1999          1998
                                                                              ----------  -----------  ------------
                                                                                  US$         RMB          RMB
Cash flows from operating activities
Net loss                                                                      $(816,201)  (6,757,569)  (20,046,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                      1,844       15,266         3,700
Equity in loss of Joint Venture                                                 683,207    5,656,472    14,780,842
Compensation expense related to stock issuance                                        -            -       608,837
Increase in other receivables, deposits and prepayments
                                                                                (80,260)    (664,518)     (145,576)
Due from Joint Venture                                                                -            -     1,816,589
Increase (decrease) in accounts payable                                               5           44      (803,881)
Increase (decrease) in other payables and accruals                               (3,606)     (29,828)      303,525
Increase in amounts due to related parties                                       94,128      779,322             -
Due to Joint Venture                                                             (2,993)     (24,773)       44,319
                                                                              ----------  -----------  ------------
Net cash used in operating activities                                          (123,876)  (1,025,584)   (3,437,859)

Cash flows from investing activities:
Capital expenditures                                                            (11,975)     (99,143)            -
Investment in Joint Venture                                                           -            -    (5,752,909)
                                                                              ----------  -----------  ------------
Net cash used in investing activities                                           (11,975)     (99,143)   (5,752,909)

Cash flows from financing activities
Issuance of common stock                                                         75,090      621,691     9,159,201
                                                                              ----------  -----------  ------------

Net cash provided by financing activities                                        75,090      621,691     9,159,201
                                                                              ----------  -----------  ------------

Net decrease in cash and cash equivalents                                       (60,761)    (503,036)      (31,567)
Cash and cash equivalents, beginning                                             71,368      590,849       618,450
Effect of exchange rate changes on cash                                          (4,789)     (39,644)        3,966
                                                                              ----------  -----------  ------------
Cash and cash equivalents, ending                                             $   5,818       48,169       590,849
                                                                              ==========  ===========  ============

                                   (continued)

   ===========================================================================
                           CHINA GATEWAY HOLDINGS INC.
   ===========================================================================

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


Supplemental  disclosure  of  non-cash  investing  and  financing  activity:

Effective December 31, 1999 and 1998, the Company's equity investment increased as a result of additional capital contributions made by the Joint Venturer of RMB 16,329,758 (US$ 1,972,360) and RMB 26,112,048 (US$ 3,153,629), respectively
(Note  6).



See  notes  to  consolidated  financial  statements.

   ===========================================================================
                           CHINA GATEWAY HOLDINGS INC.
     ===========================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization  and  basis  of  consolidated  financial  statements:

(a) The accompanying consolidated financial statements include the accounts of China Gateway Holdings Inc. ("CGH"), and its subsidiaries, Orient Investments Limited ("OIL"), and Orient Packaging Limited ("OPL"), collectively referred to as the "Company". The Company's investment in Wuhan Dong Feng Paper Company Limited ("Wuhan Limited" or the "Joint Venture") has been accounted for under the equity method of accounting (Note 5 1(c) and Note 2(c)). CGH, OIL and OPL were formed for the purpose of entering into a Joint Venture agreement with Wuhan Dong Feng Paper Mill Company (the "Joint Venturer"). All significant intercompany transactions have been eliminated in consolidation.

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

   ===========================================================================
                           CHINA GATEWAY HOLDINGS INC.
   ===========================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.     Organization  and basis of consolidated financial statements: (continued)

During the six months ended June 30, 2000, the Joint Venture Agreement was amended to clearly express the intent of the parties that the Company is the controlling party in the Joint Venture. As a result, the Company's financial statements through December 31, 1999 have been restated to report the Company's investment in the Joint Venture under the equity method of accounting. The restatement did not have any effect on net loss, net loss per share or shareholders' equity. However, because the Joint Venture Agreement was amended during 2000, the Company is reporting its investment in the Joint Venture as a consolidated subsidiary commencing January 1, 2000.

(d) Through December 31, 1997, OPL had contributed cash of RMB 4,867,636 to Wuhan Limited, and the Joint Venturer had contributed a building and machinery, accounts receivable and inventory, net of certain liabilities, with a carrying value of RMB 7,102,039, which approximates fair value at the date of contribution to Wuhan Limited. During 1998, OPL contributed cash of RMB 5,752,909 as the remaining portion of its original capital contribution to the Joint Venture. According to the Joint Venture agreement, the Joint Venturer's initial forty percent ownership interest was predicated upon its contributing current assets equal to current liabilities plus RMB 7,102,039 in property, plant and equipment. In 1998, the Joint Venture agreement was amended, and OPL agreed to contribute an additional RMB 34,362,000 and the Joint Venturer agreed to contribute additional machinery and equipment valued at RMB 22,908,000. As of December 31,1999, the Company had not made any additional contributions. The parties are negotiating a timetable for the Company to contribute the additional agreed upon amounts.

(e) The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), and are presented in Chinese Renminbi ("RMB"), the national currency of the PRC (note 2(e)).

2.       Principal  accounting  policies:

(a) The consolidated financial statements include the accounts of CGH and its wholly-owned subsidiaries. Material intercompany accounts have been eliminated in consolidation. The Company's investment in the Joint Venture is accounted for using the equity method.

(b)     Cash  and  cash  equivalents:

For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

(c)     Investment:

The Company accounts for its interest in the Joint Venture under the equity method of accounting. The Company's 60% interest in the Joint Venture is stated at cost, adjusted for its equity in earnings or losses of the Joint Venture and for its share of additional capital contributions made by the joint venturer (Note 6).

   ===========================================================================
                           CHINA GATEWAY HOLDINGS INC.
   ===========================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.       Principal  accounting  policies:  (continued)

(c)   Investment  (continued):

The  following  is  a  summary  of  condensed financial information of the Joint
Venture:


                             Condensed Balance Sheet
                                December 31, 1999
                                (in thousand RMB)

       Current assets due from related parties     14,422
       Other current assets                        33,845
       Property, plant and equipment                5,840
                                                  _______
       Total assets                                54,107
                                                  =======

       Current liabilities                         23,992
       Shareholders' equity                        30,115
                                                  _______
       Total liabilities and shareholders' equity  54,107
                                                  =======


At December 31, 1999, the Joint Venture had RMB 10,462,659 due from the Joint Venturer, which is unsecured, non-interest bearing, and is due on demand. Interest expense on amounts owed to the Joint Venturer was RMB 686,229 and RMB 3,115,937 for the years ended December 31, 1999 and 1999, respectively, and is included in total debt amounts extinguished by the Joint Venturer during 1999 and 1998. The weighted average interest rate on the amount due the Joint Venturer was 7.78% and 9.54% during the years ended December 31, 1999 and 1998, respectively.

At December 31, 1999 and 1998, the Joint Venture had receivables of RMB 3,959,856 and RMB 1,634,478, respectively, from an affiliate of the Joint Venturer. During the years ended December 31, 1999 and 1998, the Joint Venture incurred RMB 9,725,528 and RMB 4,551,242, respectively, of manufacturing costs, which were included in cost of sales, and had net sales of RMB 11,110,000 and RMB 4,905,190, respectively, to this affiliate.

  =============================================================================
                           CHINA GATEWAY HOLDINGS INC.
  =============================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.      Principal  accounting  policies:  (continued)

(c)  Investment  (continued):

                           Condensed Income Statements
                                (in thousand RMB)


                                    Years ended December 31,
                                        1999       1998
                                      --------  ---------
  Net sales
    Related parties                    11,110      4,905
         Other                         50,218     55,417
                                      --------  ---------
                                       61,328     60,322
                                      --------  ---------

       Cost of sales
         Related parties               (9,725)    (4,551)
         Other                        (45,240)   (62,203)
                                      --------  ---------
                                      (54,965)   (66,754)
                                      --------  ---------

  Gross profit                          6,363     (6,432)

  Operating expenses                  (14,051)   (15,024)
                                      --------  ---------
  Loss from operations                 (7,688)   (21,456)
  Interest expense
         Related parties                 (686)    (3,116)
         Other                            (87)      (297)
  Other income                            113        234
                                      --------  ---------
  Net loss before taxes                (8,348)   (24,635)
  Income tax expense                   (1,079)         -
                                      --------  ---------
  Net loss                             (9,427)   (24,635)
                                      ========  =========

When the Joint Venture was formed in 1997, it owed the Joint Venturer net current payables in excess of RMB 33,000,000. In order to assist the economic viability of the Joint Venture, effective December 31, 1998, the Joint Venturer forgave RMB 26,112,048 of the initial indebtedness. Because the debt forgiveness was made by a significant equity investor in the Joint Venture, for US GAAP the Joint Venture accounted for the debt extinguishment as a capital contribution by the Joint Venturer, which resulted in an increase in the Company's equity investment and capital in excess of par of RMB 15,667,229. During the year ended December 31, 1999, the Joint Venturer forgave an additional RMB 16,329,758 of indebtedness, which resulted in an increase in the Company's equity investment and capital in excess of par of RMB 9,797,855.

     ===========================================================================
                           CHINA GATEWAY HOLDINGS INC.
     ===========================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.       Principal  accounting  policies:  (continued)


(d)     Property  and  equipment:

Property and equipment are stated at cost. Depreciation is provided by use of the straight-line method over the estimated useful lives of the related assets, less residual value where appropriate as follows:

                  Furniture  and  fixtures                  5  years
                  Office  equipment                         5  years

During the year ended December 31, 1999, the Joint Venture changed its estimate of the useful lives of its assets. The change reflects useful lives consistent with management estimates of the remaining useful lives of the assets and with practices in the PRC. The change resulted in increased depreciation expense for the Joint Venture and increased the Company's net loss by approximately RMB 190,200 for the year ended December 31, 1999, and an increase in net loss per share of RMB 0.04.

     Repairs  and  maintenance  costs  are  expensed  when  incurred.

Management assesses the carrying values of its long-lived assets for impairment when circumstances warrant such a review. Generally, assets to be used in operations are considered impaired if the sum of expected undiscounted future cash flows is less than the assets' carrying values. If an impairment is indicated, the loss is measured based on the amounts by which the assets' carrying values exceed their fair values. Based on its review, management does not believe any impairment has occurred as of December 31, 1999.

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

(f)     Income  taxes:

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on

   ===========================================================================
                           CHINA GATEWAY HOLDINGS INC.
   ===========================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.     Principal  accounting  policies:  (continued)

(f)     Income  taxes  (continued):

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

(h)     Fair  value  of  financial  instruments:

The fair values of amounts due to the Joint Venture related parties are not practicable to estimate due to the indefinite payment terms and due to the related party nature of the underlying transactions. The carrying values of the Company's cash and other liabilities approximate fair values primarily because of the short maturities of these instruments.

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

(j)     Comprehensive  income:

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," on January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive income is foreign currency translation adjustments.

   ===========================================================================
                           CHINA GATEWAY HOLDINGS INC.
   ===========================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.     Principal  accounting  policies:  (continued)

(k)     Segment  reporting:

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" January 1, 1998. The Company's results of operations and financial position were not affected by implementation of SFAS No. 131 as it operates in only one segment, manufacturing of cartonboard packaging materials.

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

(m)     Recently  issued  accounting  pronouncements:

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addresses the accounting for certain hedging activities. The Company currently does not have any derivative instruments nor is it engaged in hedging activities, thus the Company does not believe implementation of SFAS No. 133 will have a material impact on its financial statement presentation or disclosures.

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

===========================================================================
                           CHINA GATEWAY HOLDINGS INC.
    ===========================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.     Principal  accounting  policies:  (continued)

(o)     Risk  considerations:

As the Company's operations are conducted primarily through its equity investee in the PRC, the Company is subject to special considerations and significant risks not typically associated with investments in equity securities of North American and Western European companies. The Company's operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for the past several years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC's political, economic and social life. There is also no guarantee that the PRC government's pursuit of economic reforms will be consistent or effective.

The Company expects that substantially all of its income will be denominated in RMB. A portion of such income will need to be converted into other currencies to meet foreign currency obligations such as payment of any dividends declared. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require PRC government approval. No assurance can be given that the operating subsidiaries within the Company will continue to be able to convert sufficient amounts of foreign currencies in the PRC's foreign exchange markets in the future for payment of dividends.

3.       Property  and  equipment:

         At December 31, 1999 property, plant and equipment consist of the following:

                                                  1999                 1999
                                                  ----                 ----
                                               US Dollars               RMB

         Furniture and fixtures                $   8,109               67,137
         Office equipment                          6,640               54,972
                                               ----------           ----------
                                                  14,749              122,109

         Less: Accumulated depreciation           (4,021)             (33,289)
                                               ----------           ----------
                                               $  10,728               88,820
                                               ==========           ==========

4.       Related  party  transactions:

During the year ended December 31, 1999, the Company advanced RMB 160,585 and RMB 2,245 to a shareholder and employees, respectively, and at December 31, 1999, the Company has RMB 427,518 due from the shareholder. These advances, which are included in deposits and other current assets, are unsecured, non-interest bearing and are due on demand.

During the year ended December 31,1999, certain shareholders made advances to the Company totaling RMB 779,322. The advances are unsecured, non-interest bearing and are payable on demand.

   ===========================================================================
                           CHINA GATEWAY HOLDINGS INC.
   ===========================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.       Shareholders'  equity:

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

The following table summarizes stock option and warrant activity for the years ended December, 1999 and 1998:

                                      Options                                 Warrants
                     ----------------------------------------  ----------------------------------------
                               Exercise             Exercise             Exercise             Exercise
                      Shares     Price     Share      Price    Shares      Price    Shares      Price
                              US Dollars           US Dollars           US D0llars           US Dollars
                     -------  -----------  ------  ----------  -------  ----------  -------  ----------
Outstanding at
  December 31, 1997  150,000  $      1.66       -           -   45,000  $     0.10        -           -
Granted                    -            -  10,000  $     0.10  473,905        0.10  235,316  $     2.75
Exercised            111,692         1.66  10,000        0.10  272,000        0.10        -           -
Forfeited             38,308         1.66       -           -        -           -        -           -
                     -------  -----------  ------  ----------  -------  ----------  -------   ---------
Outstanding at
  December 31, 1998        -            -       -           -  246,905        0.10  235,316        2.75
Granted              500,000            1       -           -        -           -        -           -
Exercised                  -            -       -           -        -           -        -           -
Forfeited            500,000            1       -           -        -           -        -           -
                     -------  -----------  ------  ----------  -------  ----------  -------  ----------
Outstanding at
  December 31, 1999        -  $         -       -  $        -  246,905  $     0.10  235,316  $     2.75
                     =======  ===========  ======  ==========  =======  ==========  =======  ==========

   ===========================================================================
                           CHINA GATEWAY HOLDINGS INC.
   ===========================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.     Shareholders'  equity:  (continued)

PRC rules and regulations governing joint ventures require allocations of a portion of annual net income to three reserve funds; a general reserve fund, an expansion fund and a welfare fund. The amounts to be reserved are stipulated by PRC laws and regulations. The allocation among required reserves is at the discretion of the board of directors. These reserves cannot be used for purposes other than those for which they are created and are not distributable as cash dividends.

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

6.     US  GAAP  and  PRC  accounting  differences:

Pursuant to the terms of an agreement dated April 19, 1999 entered into among the Joint Venturer, the Company and Wuhan Limited, the Joint Venturer agreed to reimburse Wuhan Limited for certain operating expenses and cost of sales, amounting to RMB 10,715,919 and RMB 12,280,192 respectively, and to waive interest payable to it by Wuhan Limited amounting to RMB 3,115,937 for the year ended December 31, 1998. For PRC reporting purposes, these amounts were reflected as a reduction in operating expenses, cost of sales and interest expense, respectively, in the PRC financial statements of Wuhan Limited for the year ended December 31, 1998.

Under the same agreement, the Joint Venturer further reimbursed Wuhan Limited certain operating expenses and cost of sales, amounting to RMB 4,650,389 and RMB 10,993,140 respectively, and to waive interest payable to it by Wuhan Limited amounting to RMB 686,229 for the year ended December 31, 1999. Such amounts for PRC reporting purposes, again, were reflected as a reduction in operating expenses, cost of sales and interest expense respectively in the PRC financial statements of Wuhan Limited for the year ended December 31, 1999.

In accordance with US GAAP, these transactions must be accounted for as additional capital contributions made by the Joint Venturer, and have been reflected as an increase in the Company's equity investment and capital in excess of par for the 60% interest the Company has in the Joint Venture in these consolidated financial statements. As a result of the above, net income (loss) of Wuhan Limited as shown in its PRC reporting financial statements is different from what is included in the equity method of accounting for Wuhan Limited in these consolidated financial statements. The reconciliation of net income (loss) between the PRC financial statements and the US GAAP financial statements is as follows:

   ===========================================================================
                           CHINA GATEWAY HOLDINGS INC.
   ===========================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.     US  GAAP  and  PRC  accounting  differences:  (continued):

                                          Net income
                                         as shown in       Net loss
                                     Wuhan Limited's       included
                                                 PRC     in US GAAP
                                           financial      financial
                                          statements     statements
                                      --------------  -------------
                                            RMB           RMB

  Income for the year ended
  December 31, 1998 pursuant to PRC
  accounting principles                    1,475,027     1,475,027
  Reimbursement of expenses, cost of
  sales and waiver of interest by
  Joint Venturer                                   -   (26,112,048)
                                      --------------  -------------
                                           1,475,027   (24,637,021)
                                      ==============  =============
  Income for the year ended
  December 31, 1999 pursuant to PRC
  accounting principles                    6,902,305     6,902,305
  Reimbursement of expenses, cost of
  sales and waiver of interest by
  Joint Venturer                                   -   (16,329,758)
                                      --------------  -------------
                                           6,902,305    (9,427,453)
                                      ==============  =============

7.      Income  tax:

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands ("BVI") subsidiaries are not liable for income taxes.

The reconciliation between the effective tax rate and the statutory U.S. federal income tax rate is as follows:

                                      Year ended    Year ended
                                      December 31,  December 31,
                                      1999          1998
                                      ------------  ------------
                                      % of pre-tax  % of pre-tax
                                      income        income

Computed "expected" tax benefit              (34%)         (34%)
Operating losses for which a benefit
has not been recognized                        34            34
                                      ------------  ------------
  Actual income tax expense                     0%            0%
                                      ============  ============

   ===========================================================================
                           CHINA GATEWAY HOLDINGS INC.
   ===========================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.     Income  tax  (continue):

     At  December  31,  1999,  the Company's deferred tax assets are as follows:

                                              1999
                                            ---------
                                               RMB

     U.S.  operating  loss  carryforward     369,700
Deferred  tax  asset  valuation  allowance  (369,700)
                                            ---------
     Net  deferred  tax  assets                    -
                                            =========

At December 31, 1999 the Company has U.S. operating loss carryforwards of approximately $131,300. Losses are available for offset against future U.S. taxable income, if any, through 2019. A valuation allowance has been provided to reduce the deferred tax assets to zero as realization of the assets is not assured.

8.     Commitments  and  contingencies:

     Lease  for  office  space

During 1999 the Company entered into a lease for office space in Hong Kong which expires in 2001. Rental expense for 1999 was RMB 104,052 and future minimum lease payments are as follows:

                                 RMB
                               -------

                 2000          249,724
                 2001           83,241
                               -------
                               332,965
                               =======