Form 10QSB
period 2000-09-30
CHINA GATEWAY HOLDINGS INC
filed 2000-11-20
CIK 1043605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 2000

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition  period  from  _________  to  _________

                         Commission File Number:  0-28819

                           CHINA GATEWAY HOLDINGS INC.
--------------------------------------------------------------------------------
    (Exact  name  of  small  business  issuer  as  specified in its charter)

          Delaware
-------------------------------                          ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)

             CLI Building, 313 Hennessy Road, Suite 1003, Hong Kong
             ------------------------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number:  852-2893-9676

                                 Not applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2000, the Company had 4,307,158 shares of common stock issued and outstanding.

Documents  incorporated  by  reference:  None.

Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [X]

                           CHINA GATEWAY HOLDINGS INC.

                                      INDEX


PART  I.   FINANCIAL  INFORMATION

     Item  1. Financial  Statements

              Consolidated Balance Sheet (Unaudited) - September 30, 2000

              Consolidated Statements of Operations  and  Comprehensive  Income
              (Loss) (Unaudited) - Three Months and Nine Months Ended September 30, 2000 and 1999

              Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2000 and 1999

              Notes to Consolidated Financial Statements (Unaudited) - Three Months and Nine Months Ended September 30, 2000 and 1999

     Item  2. Management's  Discussion  and  Analysis  or  Plan  of Operation


PART  II.   OTHER INFORMATION

     Item  6. Exhibits  and  Reports  on  Form  8-K

SIGNATURES

            CHINA GATEWAY HOLDINGS INC.
        CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                        September 30, 2000
                                     -----------------------
                                         USD         RMB

ASSETS
Current assets:
  Cash and cash equivalents             26,914       223,390
  Receivables
    Trade, net                       2,698,283    22,395,753
    Affiliates                         205,727     1,707,531
    Employees                           73,103       606,750
    Other                              172,214     1,429,379
  Inventories (Note 2)                 497,363     4,128,109
  Prepaid expenses and other           319,380     2,650,851
  Amounts due from Joint Venturer    1,032,682     8,571,258
                                     ----------  ------------
  Total current assets               5,025,666    41,713,021
                                     ----------  ------------

Property, plant and equipment, net     673,177     5,587,371

Construction in progress                11,743        97,461
                                     ----------  ------------
  Total assets                       5,710,586    47,397,853
                                     =========    ===========

LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities:
  Accounts payable                   1,164,934     9,668,955
  Other payables and accruals          582,973     4,838,677
  Amounts due to related parties       278,443     2,311,074
  Taxes payable                        829,959     6,888,663
                                     ----------  ------------
  Total current liabilities          2,856,309    23,707,369
                                     ----------  ------------
Minority interest                    1,171,808     9,726,003

Shareholders equity:
  Common stock, par value
    US$0.0001 per share;
    authorized - 50,000,000
    shares; issued and
    outstanding - 4,307,158
    shares                                 431         3,568
  Capital in excess of par           5,051,238    41,925,275
  Deficit                           (3,448,995)  (28,626,662)
  General reserve                       76,677       636,421
  Accumulated other
    comprehensive income                 3,118        25,879
                                     ----------  ------------
  Total shareholders' equity         1,682,469    13,964,481
                                     ----------  ------------
  Total liabilities and
    shareholders' equity             5,710,586    47,397,853
                                     ==========  ============

  See accompanying notes to consolidated financial statements.

                           China Gateway Holdings Inc.
                    Consolidated Statements of Operations and
                     Comprehensive (Income) Loss (Unaudited)

                                            Three Months Ended September 30,
                                           -----------------------------------
                                             2000        2000         1999
                                           ----------  ----------   ----------
                                              USD         RMB          RMB
                                                                    (Restated -
                                                                      Notes 1
                                                                       and 7)

Net sales                                  2,331,579   19,352,108            -

Cost of sales                              2,185,291   18,137,920            -
                                           ----------  -----------  -----------
Gross profit                                 146,288    1,214,188            -

Administrative and general
  expenses                                   406,504    3,373,980      443,261
Selling expenses                              46,067      382,355            -
                                           ----------  -----------  -----------
Loss from operations                        (306,283)  (2,542,147)    (443,261)

Other income (expense):
  Interest income                                250        2,073            8
  Interest expense                            (4,161)     (34,538)           -
  Commission income (Notes 4 and 7)                                    767,689
  Other                                       11,367       94,346            -
                                           ----------  -----------  -----------
Income (loss) before equity in
  loss of joint venture                     (298,827)  (2,480,266)     324,436

Equity in loss of joint venture
  (Notes 1 and 6)                                  -            -     (932,951)
                                           ----------  -----------  -----------
Loss before minority interest               (298,827)  (2,480,266)    (608,515)

Minority interest (Note 1)                    96,206      798,511            -
                                           ----------  -----------  -----------
Net loss                                    (202,621)  (1,681,755)    (608,515)

Other comprehensive income:
  Foreign currency translation
    adjustment                                 3,656       30,349            -
                                           ----------  -----------  -----------
Comprehensive loss                          (198,965)  (1,651,406)    (608,515)
                                           ==========  ===========  ===========

Net loss per common share -
  Basic and Diluted (Note 1)                   (0.05)       (0.39)       (0.14)
                                           ==========  ===========  ===========

Weighted average number of
  common shares outstanding                4,307,158    4,307,158    4,241,426
                                           ==========  ===========  ===========

          See accompanying notes to consolidated financial statements.

                           China Gateway Holdings Inc.
                    Consolidated Statements of Operations and
                     Comprehensive Income (Loss) (Unaudited)

                                              Nine Months Ended September 30,
                                           ------------------------------------
                                             2000        2000         1999
                                           ----------  -----------  -----------
                                              USD         RMB          RMB
                                                                    (Restated -
                                                                      Notes 1
                                                                       and 7)

Net sales                                  6,164,201   51,162,869            -

Cost of sales                              5,594,606   46,435,229            -
                                           ----------  -----------  -----------
Gross profit                                 569,595    4,727,640            -

Administrative and general
  expenses                                 1,576,186   13,082,343    1,569,059
Selling expenses                             115,311      957,085            -
                                           ----------  -----------  -----------
Loss from operations                      (1,121,902)  (9,311,788)  (1,569,059)

Other income (expense):
  Interest income                                545        4,518            8
  Interest expense                           (11,829)     (98,182)           -
  Commission income (Notes 4 and 7)          450,000    3,735,000      767,689
  Other                                       36,822      305,626            -
                                           ----------  -----------  -----------
Loss before equity in loss of
  joint venture                             (646,364)  (5,364,826)    (801,362)

Equity in loss of joint venture
  (Notes 1 and 6)                                  -            -   (5,226,004)
                                           ----------  -----------  -----------
Loss before minority interest               (646,364)  (5,364,826)  (6,027,366)

Minority interest (Note 1)                   281,074    2,332,917            -
                                           ----------  -----------  -----------
Net loss                                    (365,290)  (3,031,909)  (6,027,366)

Other comprehensive income:
  Foreign currency translation
    adjustment                                 5,231       43,418            -
                                           ----------  -----------  -----------
Comprehensive loss                          (360,059)  (2,988,491)  (6,027,366)
                                           ==========  ===========  ===========

Net loss per common share
  Basic and Diluted (Note 1)                   (0.08)       (0.70)       (1.42)
                                           ==========  ===========  ===========

Weighted average number of
  common shares outstanding                4,307,158    4,307,158    4,241,426
                                           ==========  ===========  ===========

          See accompanying notes to consolidated financial statements.

                           China Gateway Holdings Inc.
                Consolidated Statements of Cash Flows (Unaudited)

                                             Nine Months Ended September 30,
                                           ------------------------------------
                                             2000        2000         1999
                                           ----------  -----------  -----------
                                              USD         RMB          RMB
                                                                    (Restated -
                                                                      Notes 1
                                                                       and 7)

Operating activities:
Net loss                                    (365,290)  (3,031,909)  (6,027,366)
Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
  Depreciation                                41,320      342,953        42,500
  Equity in loss of joint venture                  -            -     5,226,004
  Changes in operating assets and
    liabilities, net of effects of
    consolidation of Joint Venture:
    (Increase) decrease in
      Trade receivables, net                 (17,221)    (142,931)           -
      Amounts due from affiliates            322,873    2,679,843            -
      Amounts due from employees             (12,587)    (104,468)           -
      Other receivables, deposits
        and prepayments                     (225,936)  (1,875,270)    (851,640)
      Inventories                            619,091    5,138,459            -
      Amounts due from Joint Venturer        227,880    1,891,401            -
    Increase (decrease) in
      Accounts payable                      (686,951)  (5,701,694)    (905,571)
      Other payables and accruals             39,782      330,190    2,209,250
      Amounts due to Joint Venturer                -            -      (44,319)
      Amounts due to affiliates                    -            -      506,451
      Amounts due to related parties         184,548    1,531,752            -
      Taxes payable                          166,756    1,384,074            -
                                           ----------  -----------  -----------
  Net cash provided by operating
    activities                               294,265    2,442,400      155,309
                                           ----------  -----------  -----------
Investing activities:
  Additions to property, plant and
    equipment                                (11,836)     (97,812)    (129,304)
                                           ----------  -----------  -----------
  Net cash used in investing
    Activities                               (11,836)     (97,812)    (129,304)
                                           ----------  -----------  -----------
Financing activities:
  Minority interest                         (281,074)  (2,332,915)           -
  Issuance of common stock                         -            -      612,770
                                           ----------  -----------  -----------
  Net cash provided by (used in)
    financing activities                    (281,074)  (2,332,915)     612,770
                                           ----------  -----------  -----------
Cash and cash equivalents:
  Net increase                                 1,355       11,673      638,775
  Effect of exchange rates changes
    on cash                                    5,231       43,418         (911)
  At beginning of period                      20,328      168,299      590,849
                                           ----------  -----------  -----------
  At end of period                            26,914      223,390    1,228,713
                                           ==========  ===========  ===========

     See  accompanying  notes  to  consolidated  financial  statements.

                           China Gateway Holdings Inc.
             Notes to Consolidated Financial Statements (Unaudited)
         Three Months and Nine Months Ended September 30, 2000 and 1999


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

Since inception, the Company has accounted for its 60% interest in the Joint Venture, which is similar to a majority-owned subsidiary, as a consolidated subsidiary. During the nine months ended September 30, 2000, the Company determined that the Joint Venturer had retained certain rights under the Joint Venture Agreement that provided the Joint Venturer with the ability to participate in management, although such rights have never been asserted by the Joint Venturer. Under Emerging Issues Task Force Issue No. 96-16, if a minority joint venture partner has such rights, the majority joint venture partner is required to account for its interest in the joint venture under the equity method of accounting.

During the nine months ended September 30, 2000, the Joint Venture Agreement was amended to clearly express the intent of the parties that the Company is the controlling party in the Joint Venture. As a result, the Company's financial statements through December 31, 1999 have been restated to report the Company's investment in the Joint Venture under the equity method of accounting. However, because the Joint Venture Agreement was amended during 2000, the Company is reporting its investment in the Joint Venture as a consolidated subsidiary commencing January 1, 2000. There was no effect on net loss or loss per share amounts for the three months and nine months ended September 30, 1999 as a result of the restatement.

Assets and liabilities recorded on consolidation of the Joint Venture effective January 1, 2000 were approximately as follows:

                                      In thousand RMB
                                      ---------------

Cash                                         120
Receivables                               27,810
Inventories                                9,267
Prepaid expenses and other                   607
Amount due from Joint Venturer            10,463
Property, plant and equipment              5,840
Accounts payable                         (14,402)
Other payables and accruals               (4,085)
Taxes payable                             (5,505)

Foreign Currency Translation - The functional currency of the Company's operations in the People's Republic of China ("PRC") is the RMB. The accounts of foreign operations are prepared in their local currency and translated into RMB using the applicable rate of exchange. The resulting translation adjustments are included in comprehensive income (loss). Transactions denominated in currencies other than the RMB are translated into RMB at the applicable exchange rates. Monetary assets and liabilities denominated in other currencies are translated into RMB at the applicable rate of exchange at the balance sheet date. The resulting exchange gains or losses are immaterial and are credited or charged to the consolidated statement of operations.

The Company's share capital is denominated in USD and the reporting currency is the RMB.

Translation of amounts from RMB into the USD for the convenience of the reader has been made at the exchange rate as quoted by the People's Bank of China at September 30, 2000 of US$1.00 = RMB8.30. No representation is made that the RMB amounts could have been, or could be, converted into USD at that rate or any other certain rate.

Comments - The accompanying interim consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2000, the results of operations for the three months and nine months ended September 30, 2000 and 1999, and the cash flows for the nine months ended September 30, 2000 and 1999.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission with respect to interim financial statements, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2000.

Earnings Per Share - Basic earnings per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if dilutive stock options and warrants were exercised. These potentially dilutive securities were anti-dilutive for all periods presented, and accordingly, basic and diluted earnings per share are the same for all periods presented. As of September 30, 2000, potentially dilutive securities consisted of outstanding warrants to acquire 482,221 shares of common stock exercisable at $0.10 per share (246,905 shares) and $2.75 per share (235,316 shares).

2.     Inventories

Inventories  consisted  of  the  following  at  September  30,  2000:

                     USD           RMB
                   -------     ---------

Raw materials      175,833     1,459,414
Finished goods     321,530     2,668,695
                   -------     ---------
                   497,363     4,128,109
                   =======     =========

3.     Income  Taxes

The Company did not have any income tax expense for the three months and nine months ended September 30, 2000 and 1999. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiaries are not liable for income taxes. PRC entities are generally subject to income taxes at an effect rate of 33%. For the light industry or packaging industry in which Wuhan Limited is engaged, income tax rates are at a preferential rate of 27%. Furthermore, newly established joint ventures are exempt from income tax in the first two years starting from the first year of profitable operations, as well as being allowed a 50% reduction in tax in the third, fourth and fifth years of profitable operations. Losses incurred by joint ventures may be carried forward for five years.


4.     Commission  Income

The Company earns commission income by providing agency services to an unrelated third party. The commission agreement provides that the Company will receive commissions of 10% of specified invoices arising from the Company's efforts through December 31, 2000. During the nine months ended September 30, 2000 and 1999, the Company had commission income of RMB 3,735,000 and RMB 767,689 (as restated - see Note 7), respectively. During the three months ended September 30, 2000 and 1999, the Company had commission income of RMB 0 and RMB 767,689, respectively.


5.     Segment  and  Geographic  Information;  Major  Customers

The Company's customers are concentrated in the PRC. Sales to such customers are generally on an open account basis and are denominated in RMB. During the three months and nine months ended September 30, 2000, the Company's revenues were generated through its interest in Wuhan Limited, which supplies paperboard directly or indirectly to major international consumer brands. During the three months and nine months ended September 30, 2000, approximately 20% of the Company's net sales were generated by one customer, and one other customer accounted for over 10% of sales. During such periods, the Company also had significant purchases of raw material inventory from the same customer.

6.     Condensed  1999  Financial  Information  of  the  Joint  Venture

During the three months and nine months, the Joint Venture was accounted for as unconsolidated subsidiary (Note 1). The condensed unaudited results of operations of the Joint Venture for the three months and nine months ended September 30, 1999 are as follows:


                       Three Months Ended       Nine Months Ended
                       September 30, 1999       September 30, 1999
                       ------------------       ------------------
                       (in thousand RMB)        (in thousand RMB)

Net sales                   16,528                  42,660

Cost of sales               14,784                  38,209
                            -------                 -------
Gross profit                 1,744                   4,451

Operating expenses           3,888                  13,035
                            -------                 -------
Loss from operations        (2,144)                 (8,584)

Financing expense
  Related parties               11                     648
  Other                          2                      80

Commission income              595                     595
Interest income                  7                       7
                            -------                 -------
Net loss                    (1,555)                 (8,710)
                            =======                 =======

The Company's
proportionate share
of net loss of the
Joint Venture                 (933)                 (5,226)
                            =======                 =======

7.     Restatement  of  Commission  Income

The previously issued financial statements for the nine months ended September 30, 1999 included commission income of RMB 1,422,310 that was incorrectly recorded as earned due to a misinterpretation of the commission agreement. These financial statements have been restated to reflect the correction of this error as follows:

                                      Restatement
                                      of
                                      Previously
                                      Reported
                                      Amounts
                                      Under
                             As       Equity
                         Previously   Method           As
                          Reported    Accounting     Restated
                         ----------   ----------    ---------

Total liabilities        33,217,553    1,789,682    3,211,992
Shareholders' equity      9,337,442    9,337,442    7,915,132

Net loss                  4,605,056    4,605,056    6,027,366
Net loss per share             1.09         1.09         1.42

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Cautionary  Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities  Litigation  Reform  Act  of  1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2000 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2000 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

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

In accordance with an agreement between OPL and Wuhan Company dated December 20, 1996 (the "Joint Venture Agreement"), the Joint Venture was established with a term of 30 years from the date the business license was issued to engage in the manufacture and sale of cartonboard packaging materials. The Joint Venture produces primarily coated and uncoated white-lined chipboard, which are the most common types of cartonboard used in consumer packaging for beverages, dry foodstuffs, pharmaceutical products and other consumer items. The Joint Venture's production facilities and operations are located in the city of Wuhan, Hubei Province, PRC. The Company had no significant operations prior to the commencement of the Joint Venture's operations effective March 1, 1997.

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

The Company did not meet its June 30, 2000 and September 30, 2000 funding obligations of RMB 5,000,000 and RMB 5,000,000, respectively, to the Joint Venture, and the Company is currently unable to predict if it will be able to meet its funding obligations to the Joint Venture. The Company is engaged in continuing discussions with the Joint Venturer regarding its funding obligations.

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

Since inception, the Company has accounted for its 60% interest in the Joint Venture, which is similar to a majority-owned subsidiary, as a consolidated subsidiary. During the nine months ended September 30, 2000, the Company determined that the Joint Venturer had retained certain rights under the Joint Venture Agreement that provided the Joint Venturer with the ability to participate in management, although such rights have never been asserted by the Joint Venturer. Under Emerging Issues Task Force Issue No. 96-16, if a minority joint venture partner has such rights, the majority joint venture partner is required to account for its interest in the joint venture under the equity method of accounting.

During the nine months ended September 30, 2000, the Joint Venture Agreement was amended to clearly express the intent of the parties that the Company is the controlling party in the Joint Venture. As a result, the Company's financial statements through December 31, 1999 have been restated to report the Company's investment in the Joint Venture under the equity method of accounting. However, because the Joint Venture Agreement was amended during 2000, the Company is reporting its investment in the Joint Venture as a consolidated subsidiary commencing January 1, 2000. There was no effect on net loss or loss per share amounts for the three months and nine months ended September 30, 1999 as a result of the restatement.

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

The Company's customers are concentrated in the PRC. Sales to such customers are generally on an open account basis and are denominated in RMB. During the three months and nine months ended September 30, 2000, the Company's revenues were generated through its interest in Wuhan Limited, which supplies paperboard directly or indirectly to major international consumer brands. During the three months and nine months ended September 30, 2000, approximately 20% of the Company's net sales were generated by one customer, and one other customer accounted for over 10% of sales. During such periods, the Company also had significant purchases of raw material inventory from the same customer.

The consolidated financial statements have been presented in Chinese Renminbi ("RMB"). Transactions and monetary assets denominated in currencies other than the RMB are translated into RMB at the respective applicable exchange rates. Monetary assets and liabilities denominated in other currencies are translated into RMB at the applicable rate of exchange at the balance sheet date. The resulting exchange gains or losses are immaterial and are credited or charged to the consolidated statements of operations. Currency translation adjustments arising from the use of different exchange rates from period to period are included in comprehensive income.

The Company is reporting its investment in the Joint Venture as a consolidated subsidiary commencing January 1, 2000. However, as described above, as a result of the Company having restated its financial statements through December 31, 1999 to report the Company's investment in the Joint Venture under the equity method of accounting, the Company's financial statements for the three months and nine months ended September 30, 2000 are not directly comparable to its financial statements for the three months and nine months ended September 30, 1999. Condensed results of operations of the Joint Venture for the three months and nine months ended September 30, 1999 are provided at Note 6 of the Notes to the Consolidated Financial Statements.

Consolidated  Results  of  Operations:

Three  Months  Ended  September  30,  2000  and  1999:

Sales. For the three months ended September 30, 2000, sales were RMB 19,352,108. Sales of the Joint Venture were RMB 16,528,350 for the three months ended September 30, 1999. Sales increased by RMB 2,823,758 or 17.1% as a result of increased market demand and increased selling prices.

During the three months ended September 30, 2000, 6,500 metric tons of cartonboard were sold at an average per ton selling price of RMB 2,977, as compared to 6,228 metric tons of cartonboard sold at an average per ton selling price of RMB 2,654 for the three months ended September 30, 1999.

Gross Profit. For the three months ended September 30, 2000, gross profit was 6.3% of sales, as compared to a gross profit of 10.6% of Joint Venture sales for the three months ended September 30, 1999. Gross margin decreased in 2000 as compared to 1999 as a result of increased raw material costs.

Administrative and General Expenses. For the three months ended September 30, 2000, administrative and general expenses were RMB 3,373,980 or 17.4% of sales. For the three months ended September 30, 1999, administrative and general expenses were RMB 443,261. For the three months ended September 30, 1999, the Joint Venture's administrative and general expenses were RMB 3,450,947.

Selling Expenses. For the three months ended September 30, 2000, selling expenses were RMB 382,355 or 2.0% of sales. For the three months ended September 30, 1999, the Company did not incur any selling expenses. For the three months ended September 30, 1999, the Joint Venture's selling expenses were RMB 436,652 or 2.6% of Joint Venture sales.

Loss from Operations. For the three months ended September 30, 2000, the loss from operations was RMB 2,542,147. For the three months ended September 30, 1999, the loss from operations was RMB 443,261. For the three months ended September 30, 1999, the Joint Venture's loss from operations was RMB 2,144,000.

Other Income (Expense). For the three months ended September 30, 1999, the Company had commission income of RMB 767,689. The Company did not have any commission income for the three months ended September 30, 2000.

For the three months ended September 30, 2000, interest expense was RMB 34,538. For the three months ended September 30, 1999, the Joint Venture incurred costs related to financing its activities of RMB 13,000.

Income Taxes. The Company did not have any income tax expense for the three months ended September 30, 2000 and 1999. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiaries are not liable for income taxes. PRC entities are generally subject to income taxes at an effect rate of 33%. For the light industry or packaging industry in which Wuhan Limited is engaged, income tax rates are at a preferential rate of 27%. Furthermore, newly established joint ventures are exempt from income tax in the first two years starting from the first year of profitable operations, as well as being allowed a 50% reduction in tax in the third, fourth and fifth years of profitable operations. Losses incurred by joint ventures may be carried forward for five years.

Equity in Loss of Joint Venture. For the three months ended September 30, 1999, the Company recorded equity in loss of Joint Venture of RMB 932,951 to reflect the Company's 60% interest in the Joint Venture.

Minority Interest. For the three months ended September 30, 2000, the Company recorded a minority interest of RMB 798,511 to reflect the Wuhan Company's 40% in the Joint Venture.

Net Loss. Net loss was RMB 1,681,755 for the three months ended September 30, 2000, as compared to a net loss of RMB 608,515 for the three months ended September 30, 1999.

Nine  Months  Ended  September  30,  2000  and  1999:

Sales. For the nine months ended September 30, 2000, sales were RMB 51,162,869. Sales of the Joint Venture were RMB 42,660,000 for the nine months ended
September 30, 1999. Sales increased by RMB 8,502,869 or 19.9% as a result of increased market demand and increased selling prices.

During the nine months ended June 30, 2000, 17,560 metric tons of cartonboard were sold at an average per ton selling price of RMB 2,913, as compared to 15,847 metric tons of cartonboard sold at an average per ton selling price of RMB 2,692 for the nine months ended September 30, 1999.

Gross Profit. For the nine months ended September 30, 2000, gross profit was 9.2% of sales, as compared to a gross profit of 10.4% of Joint Venture sales for the nine months ended September 30, 1999.

Administrative and General Expenses. For the nine months ended September 30, 2000, administrative and general expenses were RMB 13,082,343 or 25.6% of sales. For the nine months ended September 30, 1999, administrative and general expenses were RMB 1,569,059. For the nine months ended September 30, 1999, the Joint Venture's administrative and general expenses were RMB 12,184,131.

Selling Expenses. For the nine months ended September 30, 2000, selling expenses were RMB 957,085 or 1.9% of sales. For the nine months ended September 30, 1999, the Company did not incur any selling expenses. For the nine months ended September 30, 1999, the Joint Venture's selling expenses were RMB 850,765 or 2.0% of Joint Venture sales.

Loss from Operations. For the nine months ended September 30, 2000, the loss from operations was RMB 9,311,788. For the nine months ended September 30, 1999, the loss from operations was RMB 1,569,059. For the nine months ended September 30, 1999, the Joint Venture's loss from operations was RMB 8,584,000.

Other Income (Expense). For the nine months ended September 30, 2000, the Company had commission income of RMB 3,735,000, as compared to commission income of RMB 767,689 for the nine months ended September 30, 1999.

For  the  nine months ended September 30, 2000, interest expense was RMB 98,182.
For the nine months ended September 30, 1999, the Joint Venture incurred costs related to financing its operations of RMB 728,000. Such costs decreased in 2000 as compared to 1999 primarily as a result of a reduction in interest bearing debt to Wuhan Company, which decreased as a result of Wuhan Company forgiving RMB 16,329,758 of such debt, which was recorded effective December 31, 1999, as described above.

Income Taxes. The Company did not have any income tax expense for the nine months ended September 30, 2000 and 1999. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiaries are not liable for income taxes. PRC entities are generally subject to income taxes at an effect rate of 33%. For the light industry or packaging industry in which Wuhan Limited is engaged, income tax rates are at a preferential rate of 27%. Furthermore, newly established joint ventures are exempt from income tax in the first two years starting from the first year of profitable operations, as well as being allowed a 50% reduction in tax in the third, fourth and fifth years of profitable operations. Losses incurred by joint ventures may be carried forward for five years.

Equity in Loss of Joint Venture. For the nine months ended September 30, 1999, the Company recorded equity in loss of Joint Venture of RMB 5,226,004 to reflect the Company's 60% interest in the Joint Venture.

Minority Interest. For the nine months ended September 30, 2000, the Company recorded a minority interest of RMB 2,332,917 to reflect Wuhan Company's 40% in the Joint Venture.

Net Loss. Net loss was RMB 3,031,909 for the nine months ended September 30, 2000, as compared to a net loss of RMB 6,027,366 for the nine months ended September 30, 1999.

Consolidated  Financial  Condition  -  September  30,  2000:

Liquidity  and  Capital  Resources:

Operating. For the nine months ended September 30, 2000, the Company's operations generated cash resources of RMB 2,442,400, as compared to generating cash resources of RMB 155,309 for the nine months ended September 30, 1999. The Company had net working capital of RMB 18,005,652 at September 30, 2000, reflecting a current ratio of 1.76:1 at September 30, 2000. A major reason for the Company having a significant positive net working capital position at September 30, 2000 was the forgiveness of debt by Wuhan Company effective December 31, 1999 of RMB 16,329,758, as described above at "Overview".

Investing. During the nine months ended September 30, 2000, additions to property, plant and equipment were RMB 97,812, as compared to RMB 129,304 for the nine months ended September 30, 1999.

As of September 30, 2000, the Company had budgeted capital expenditures of approximately RMB 120,000 through December 31, 2000.

Financing. The Company has relied on the credit provided by Wuhan Company, the 40% interest holder in the Joint Venture, supplemented by the sale of its securities and short-term bank loans, for the working capital resources to fund its operations from March 1997 through September 2000. Significant transactions between the Joint Venture and Wuhan Company are discussed above at "Overview".

As of September 30, 1999, the Company had RMB 8,571,258 due from Wuhan Company, as compared to RMB 10,462,659 due from Wuhan Company to the Joint Venture at December 31, 1999, net of the amount extinguished effective December 31, 1999 of RMB 16,329,758.

The Company has relied on the sale of its securities and the credit provided by Wuhan Company to fund its operations since 1997. However, the Company has also incurred operating losses and negative operating cash flows during this period that may impair the Company's ability to continue to operate and finance its business. The Company will require additional capital to fund its operating requirements, as well as to meet its funding obligations to the Joint Venture. The Company is exploring various alternatives to raise this required capital, but there can be no assurances that the Company will be successful in this regard. To the extent that the Company is unable to secure the capital necessary to fund its future cash flow requirements on a timely basis and/or under acceptable terms and conditions, the Company may not have sufficient resources to continue to conduct operations. In addition, to the extent that the Company experiences a substantial increase in revenues and/or acquires other business operations, the Company may also require additional capital.

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

                           PART II.  OTHER INFORMATION


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

         (a)     Exhibits:

                 27  Financial Data Schedule (electronic filing only)

         (b)     Reports  on  Form  8-K:

                 Three  Months  Ended  September  30,  2000  -  None

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


                                     CHINA GATEWAY HOLDINGS INC.
                                     ---------------------------
                                             (Registrant)



Date:  November 17, 2000          By:  /s/  DANNY WU
                                     ---------------------------
                                       Danny Wu
                                       Chief Executive Officer
                                       (Duly Authorized Officer)




Date:  November 17, 2000          By:  /s/ CARL YUEN
                                     ---------------------------
                                       Carl Yuen
                                       Accounting and Finance
                                       Manager
                                       (Principal Financial
                                       and Accounting Officer)