Form 10KSB
period 2000-12-31
CHINA GATEWAY HOLDINGS INC
filed 2001-04-19
CIK 1043605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB

                [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ending December 31, 2000

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-26436

                           CHINA GATEWAY HOLDINGS, INC.
             ------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


         Delaware
-------------------------------                            -----------------
(State  or  other  jurisdiction                             (IRS  Employer
    of  Incorporation)                                    Identification  No.)

          CLI  Building
   313  Hennessey Road, Suite 1003
           Hong  Kong
-------------------------------------------                  ------------
(Address  of  principal  executive  offices)                  (Zip  Code)

                                 (852) 2519-3933
                                ----------------
                           (Issuer's telephone number,
                              including area code)


Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, 0.001 par value.

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's  revenues  for  its  most  recent  fiscal  year  were:   None
                                                               ---------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the Issuer filed all documents and reports required to be filed by
Section 12, 13, or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.
Yes  [ ]  No  [ ]

                         APPLICABLE TO CORPORATE ISSUERS

On April 12, 2001, the Issuer had issued and outstanding 4,307,158 shares of its $.0001 par value common stock. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $807,601 at the closing quotation for the Registrant's common stock of $0.28 as of April 17, 2001.

Transitional Small Business Disclosure Format Used (check one):  Yes [ ]  No [X]

Documents  incorporated  by  reference:  None.

                          CHINA GATEWAY HOLDINGS, INC.

                                TABLE OF CONTENTS
                                                                            PAGE

                                     PART I

Item  1.     Business  of  the  Company. . . . . . . . . . . . . . . . . . .   4

Item  2.     Properties. . . . . . . . . . . . . . . . . . . . . . . . . . .   6

Item  3.     Legal  Proceedings. . . . . . . . . . . . . . . . . . . . . . .   7

Item  4.     Submission  of  Matters  to  a  Vote  of  Securities  Holders .   7

                                     PART II

Item  5.     Market  for  the  Issuer's  Common  Equity  and  Related
              Shareholder  Matters . . . . . . . . . . . . . . . . . . . . .   7

Item  6.     Management's  Discussion  and  Analysis  of  Financial
              Condition  and  Results  of  Operations. . . . . . . . . . . .  11

Item  7.     Financial  Statements . . . . . . . . . . . . . . . . . . . . .  14

Item  8.     Changes  in  and  Disagreements  with  Accountants
              on  Accounting  and  Financial  Disclosures. . . . . . . . . .  15

                                    PART III

Item  9.     Directors,  Executive  Officers,  Promoters
              and  Control  Persons;  Compliance  with
              Section  16(a)  of  the  Exchange  Act . . . . . . . . . . . .  15

Item  10.    Executive  Compensation . . . . . . . . . . . . . . . . . . . .  18

Item  11.    Security  Ownership  of  Certain  Beneficial
              Owners  and  Management  . . . . . . . . . . . . . . . . . . .  19

Item  12.    Certain  Relationships  and  Related  Transactions. . . . . . .  20

Item  13.    Exhibits,  and  Reports  on  Form  8-K. . . . . . . . . . . . .  21

             Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .  22

                                     PART I

ITEM  1.   BUSINESS  OF  THE  COMPANY

     FORWARD-LOOKING STATEMENTS. This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. In addition, the Company may from time to time make oral forward-looking statements. Actual results are uncertain and may be impacted by many factors. In particular, certain risks and uncertainties that may impact the accuracy of the forward-looking statements with respect to revenues, expenses and operating results include without limitation; cycles of customer orders, general economic and competitive conditions and changing customer trends, technological advances and the number and timing of new product introductions, shipments of products and components from foreign suppliers, and changes in the mix of products ordered by customers. As a result, the actual results may differ materially from those projected in the forward-looking statements.

     Because of these and other factors that may affect the Company's operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.


(A)  THE  COMPANY

     The Company was incorporated in the State of Delaware on June 26, 1997 as Orient Packaging Holdings Ltd ("Orient Packaging"). On June 27, 1997, the Company went through a reverse merger whereby it acquired all the outstanding shares of Orient Investments Limited ("Orient Investments"). Under the said reverse merger, the former Shareholders of Orient Investment ended up owning a 100% interest in the Company. Thereafter on December 1, 1999, the Company changed its name from Orient Packaging to our current name, China Gateway Holdings Inc.

     Orient Investments, a British Virgin Islands corporation incorporated on January 9, 1997, is a holding company for Orient Packaging Limited (f/k/a Orient Financial Services Limited) ("Orient Packaging"), a British Virgin Islands corporation incorporated on May 25, 1993. Orient Packaging on December 20, 1996 entered into a joint venture Agreement to manufacture paperboard products used in packaging material for the Chinese market. The manufacturing operations were conducted through Wuhan Dong Feng Paper Company Limited ("Joint Venture").

     The December 20, 1996 Joint Venture Agreement was for a period of 30 years that was to expire in the year 2027. The Company has made continuous efforts since 1997 to make the Joint Venture successful. The Company, since the inception of the Joint Venture, was continuously losing a significant amount money every year. By the end of the year 2000, it was evident to the Company's management that it was not going to be successful in making the Joint Venture self sufficient.

     On March 20, 2001, after continuous negotiations with its Joint Venture partner in China, the Company entered into a formal Termination Agreement in accordance with Article 68(2) and Article 68(5) of the Joint Venture's Articles of Association and other relevant provisions in the Joint Venture Agreement. In accordance with said Termination Agreement, each of the partners in the Joint

Venture agreed not to pursue or make claims against the other for any damages, compensation or liabilities. On April 9, 2001, the Company received a formal legal opinion from China Law Office in Hong Kong, as to the validity of the termination and the mutual releases in the March 20th, 2001 Joint Venture Termination Agreement. China Law Office is the sole foreign law firm in Hong Kong to practice the laws and regulations of the Peoples Republic of China, with the approval of the Peoples Republic of China's Ministry of Justice.

     With the termination of the Joint Venture, the Company has no operating entity at this time. On March 16, 2001, the Company entered into a Letter of Intent to acquire all the issued and outstanding stock of H.K. Giantrich International Groups, Limited, a Niue corporation with its corporate headquarters located in Hong Kong ("Giantrich") in exchange for 25,000,000 newly issued common shares of our Company. After the intended acquisition, which will be in effect a reverse merger, the former owner of Giantrich will become a majority shareholder and thereby assume control of the Company. As part of the control, new management will be introduced to the Company.

     Giantrich owns all the rights to extract coal and other natural resources from a significant operating coal mine in the Shandong Province of China. On September 28, 2000, Giantrich acquired the coal mining rights from a state-owned enterprise in the Peoples Republic of China. The majority of the coal products produced in the mine are destined for local distribution in China. A small portion of its coal products are exported through an approved agent in the Peoples Republic of China. In accordance with the September 28, 2000 acquisition agreement between Giantrich and the state-owned enterprise in the Peoples Republic of China, the mining operation assets have been assessed to have a value of RMB267,999,600.

     The Company and Giantrich are conducting their needed due diligence at this time prior to any formal agreement. No formal Acquisition Agreement has been entered into between the parties at this time. Any formal acquisition of Giantrich will require the approval of the Boards of Directors and the shareholders of both companies.


(B)   BUSINESS  OF  THE  ISSUER

      (1)    PRINCIPAL  PRODUCTS  AND  SERVICES

      The Company currently has no products or services. The Company is currently in the process of negotiating an acquisition with Giantrich, which owns all the rights to extract coal and other natural resources from a significant operating coal mine in the Shandong Province of China. The majority of the coal products produced in the mine are destined for local distribution in China. Small portion of its coal products are exported through an approved agent in the Peoples Republic of China. In accordance with the acquisition agreement between Giantrich and the state-owned enterprise in the Peoples Republic of China, the mining operation assets has been assessed to have a value of RMB267,999,600.

     (2)    BUSINESS  STRATEGY

     While the Company believes that a formal Acquisition Agreement will be reached between the Company and Giantrich, as long as negotiations are taking place and as long as the formal Acquisition Agreement is not approved by the shareholders, the Company can make no assurance that the acquisition will, in fact, take place. The effect of the acquisition as noted, will be a reverse merger, whereby the former owner of Giantrich will become a majority shareholder of the Company. As such, the former owner of Giantrich will assume control of the Company. As part of the control, new management will be introduced to the Company. The Company's business strategy at this time is to execute the Acquisition Agreement and to present the Agreement to its shareholders at a Special Meeting to be called for that purpose.

     (3)    OUR  COMPETITION

     The Company currently has no products or services. The Company is currently in the process of negotiating an acquisition with Giantrich, which owns all the rights to extract coal and other natural resources from a significant operating coal mine in the Shandong Province of China. In general, coal mining operations in China are state owned and state controlled. There are several major state owned operators in China one of which is the company that operates and sold the mine to Giantrich in September 28, 2000.

     (4)    OUR  STRATEGY

     The Company has no strategy at this moment other than to execute the Acquisition Agreement with Giantrich and to present the Agreement to its shareholders at a Special Meeting to be called for that purpose.

     (5)    OUR  MARKETING  STRATEGY

     In the event our company acquires Giantrich, the Company plans at that time to efficiently use its acquired expertise in the management of the coal mine to expand the product line to its patrons.

     (6)     EMPLOYEES

     At present, the Company has no employees. The Company's success is dependent, in part, upon its ability to attract and retain qualified management and technical personnel. Competition for these personnel is intense, and the Company will be adversely affected if it is unable to attract key employees. The Company presently does not have any pension, health, annuity, insurance, stock option, profit sharing or similar benefit plans; however, it may adopt such a plan in the future. The Company has outstanding warrants to purchase 235,316 common shares of it shares at US$2.75 (RMB22.77) per share unrelated to any employment agreement. These warrants expire in March 2003.

     (7)     GOING  CONCERN  QUALIFICATION  BY  INDEPENDENT  AUDITORS

     The Company's independent auditors have reported that the Company has suffered recurring net operating losses and has a current ratio deficit and a shareholders deficit that raises substantial doubt about our Company's ability to continue as a going concern.


ITEM  2.   PROPERTIES

     The Company's executive offices are located in an office space in Wanchai, Hong Kong. The lease expires May 9, 2001.

ITEM  3.   LEGAL  PROCEEDINGS

     There is no past, pending or, to the Company's knowledge, threatened litigation or administrative action which has or is expected by the Company's management to have a material effect upon our Company's business, financial condition or operations, including any litigation or action involving our Company's officers, directors, or other key personnel.


ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There were no matters voted on by the Company's shareholders in the fourth quarter of 2000. The Company does however intend to execute the Acquisition Agreement it is negotiating at present with Giantrich and to present the Agreement to its shareholders at a Special Meeting to be called for that purpose in the near future.


                                     PART II

ITEM  5.   MARKET  FOR  THE  COMPANY'S  COMMON  EQUIY  AND  RELATED  SHAREHOLDER
          MATTERS

     Our shares of common stock are currently traded on the pink sheets. The Company was formed on June 26, 1997. Since October 1997, the Company's common stock had been listed for trading on the OTC Bulletin Board under the symbol "ORPK." The trading market for the Company's stock is limited and sporadic and should not be deemed to constitute an "established trading market". In connection with the change of the Company's name to China Gateway Holdings Inc., the Company's symbol was changed to "CNGH" on December 13, 1999.

     The following table sets forth the range of bid prices of the Company's common stock during the periods indicated. Such prices reflect prices between dealers in securities and do not include any retail markup, markdown or commission and may not necessarily represent actual transactions. The information set forth below was provided by NASDAQ Trading & Market Services.

                                                        HIGH       LOW
                                                        -----      -----

FISCAL YEAR ENDED DECEMBER 31, 1999

First   Quarter                                         2.00       0.59
Second  Quarter                                         3.59       0.75
Third   Quarter                                         2.25       0.94
Fourth  Quarter                                         2.44       0.69

FISCAL YEAR ENDING DECEMBER 31, 2000

First   Quarter                                         1.13       0.02
Second  Quarter                                         0.75       0.13
Third   Quarter                                         0.48       0.22
Fourth  Quarter                                         0.38       0.16

     The closing bid price for the common stock as reported by the OTC Bulletin Board on April 17, 2001 was $0.28.

     As of April 17, 2001, there were 37 holders of record of the Company's common stock.

TRANSFER  AGENT

     The Company's transfer agent and registrar of the common stock is U.S. Stock Transfer Corporation, 1745 Gardena Avenue, Glendale, California 91204-2991.

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


ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
          AND  RESULTS  OF  OPERATIONS  AND  PLAN  OF  OPERATION

     The following discussion and analysis provides certain information, which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the year ended December 31, 2000 and 1999. This discussion and analysis should be read in conjunction with the Company's financial statements and related footnotes.

     The Company's auditors have issued a going concern opinion. The Company's auditors have reported that the Company has suffered recurring net operating losses and has a current ratio deficit that raises substantial doubt about our Company's ability to continue as a going concern.

OVERVIEW:

     China Gateway Holdings Inc., formerly Orient Packaging Holdings Ltd. (the "Company"), was incorporated in the State of Delaware on June 26, 1997. Effective June 27, 1997, the Company issued 2,310,000 shares of common stock to the shareholders of Orient Investments Limited, a British Virgin Islands company incorporated on January 9, 1997 ("Orient Investment"), in exchange for 100% of the capital stock of Orient Investment. Orient Investment owned a 100% interest in Orient Packaging Limited ("Orient Packaging"), which was incorporated in the British Virgin Islands on May 25, 1993, originally as Orient Financial Services Limited.

     In accordance with an agreement between Orient Packaging and Wuhan Dong Feng Paper Mill Company, a Peoples' Republic of China state-owned enterprise Company dated December 20, 1996 (the "Joint Venture Agreement"), a Joint Venture was established with a term of 30 years from the date the business license was issued to engage in the manufacture and sale of cartonboard packaging materials. The Joint Venture produced primarily coated and uncoated white-lined chipboard, which were the most common types of cartonboard used in consumer packaging for beverages, dry foodstuffs, pharmaceutical products and other consumer items.

     On March 20, 2001, after continuous negotiations with Wuhan Dong Feng Paper Mill Company, its Joint Venture partner in China, the Company entered into a formal Termination Agreement with them in accordance with Article 68(2) and
Article 68(5) of the Joint Venture's Articles of Association and other relevant provisions in the Joint Venture Agreement. In accordance with said Termination Agreement, each of the partners in the Joint Venture agreed not to pursue or make claims against the other for any damages, compensation or liabilities. On April 9, 2001, the Company received a formal legal opinion from China Law Office in Hong Kong, as to the validity of the termination and the mutual releases in the March 20th, 2001 Joint Venture Termination Agreement. China Law Office is the sole foreign Law firm in Hong Kong to practice the laws and regulations of the Peoples Republic of China, with the approval of the Peoples Republic of China's Ministry of Justice.

     With the termination of the Joint Venture, the Company has no operating entity at this time. On March 16, 2001, the Company entered into a Letter of Intent to acquire all the issued and outstanding stock of H.K. Giantrich International Groups, Limited, in exchange for 25,000,000 newly issued common shares of our Company. After the intended acquisition, which will be in effect a reverse merger, the former owner of Giantrich will become a majority shareholder and thereby assume control of the Company. As part of the control, new management will be introduced to the Company.

     Giantrich owns all the rights to extract coal and other natural resources from a significant operating coal mine in the Shandong Province of China. On September 28, 2000, Giantrich acquired the coal mining rights from a state-owned enterprise in the Peoples Republic of China. The majority of the coal products produced in the mine are destined for local distribution in China. A small portion of its coal products are exported through an approved agent in the Peoples Republic of China. In accordance with the September 28, 2000 acquisition agreement between Giantrich and the state-owned enterprise in the Peoples Republic of China, the mining operation assets has been assessed to have a value of RMB267,999,600.

     The Company and Giantrich are conducting their needed due diligence at this time prior to any formal agreement. No formal Acquisition Agreement has been entered between the parties at this time. Any formal acquisition of Giantrich will require the approval of the Boards of Directors and the shareholders of both companies.


RESULTS  OF  OPERATIONS:

YEARS  ENDED  DECEMBER 31, 2000 AND 1999:

CHINA  GATEWAY  HOLDINGS  INC.  -

     GENERAL AND ADMNISTRATIVE EXPENSES. For the year ended December 31, 2000, general and administrative expenses were RMB 4,235,710, as compared to general and administrative expenses of RMB 1,870,699 for the year ended December 31, 1999. General and administrative expenses increased by RMB 2,365,011 in 2000 as compared to 1999 primarily as a result of an increase in legal and professional fees of approximately RMB 1,930,000 and as a result of the write off of an amounts receivable from former shareholder of approximately RMB 427,600.

     OTHER INCOME (EXPENSE). The Company had interest income of RNB 6,503 and service income from affiliated companies of RMB 349,286 during the year ended December 31, 2000. The Company had interest income of RMB 1,913 and commission income of RMB 767,689 during the year ended December 31, 1999. There was no commission income in 2000 and no service income in 1999.

     INCOME TAXES. The Company did not recognize any income tax expense for the year ended December 31, 2000 and 1999. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiaries are not liable for income taxes.

     DISCONTINUED OPERATIONS. Losses from operations of the Joint Venture were RMB 5,495,682 and RMB 5,656,472 for 2000 and 1999, respectively and the loss on disposal of the Joint Venture was RMB 12,558,802 in 2000 for a total loss from discontinued operations of RMB 18,055,484 and RMB 5,656,472 for the years ended December 31, 2000 and 1999, respectively.

     NET LOSS. Net loss was RMB 21,935,405 for the year ended December 31, 2000, as compared to a net loss of RMB 6,757,569 for the year ended December 31, 1999. Loss from continuing operations was RMB 3,879,921 and RMB 1,101,097 for the years ended December 31, 2000 and 1999, respectively and loss from discontinued operations was RMB 18,055,484 and RMB 5,656,472 for the years ended December 31, 2000 and 1999, respectively. Net loss per share was RMB 5.09 for 2000 and RMB 1.60 for 1999, loss from continuing operations was RMB 0.90 and RMB
0.26 for 2000 and 1999, respectively and loss per share from discontinued operations was RMB 4.19 and RMB 1.34 for 2000 and 1999, respectively.

FINANCIAL  CONDITION  -  DECEMBER  31,  2000:

LIQUIDITY  AND  CAPITAL  RESOURCES:

CHINA  GATEWAY  HOLDINGS  INC.:

     OPERATING.     For  the  year  ended  December  31,  2000,  the  Company's operations utilized cash resources of RMB 2,382,824, as compared to utilizing cash resources of RMB 1,804,906 for the year ended December 31, 1999. As of December 31, 2000, the Company had a net working capital deficiency of RMB 4,945,566, equivalent to a current ratio of 0.03:1. The Company's operations utilized more cash resources in 2000 as compared to 1999 primarily as a result of an increasing in the operating loss.

     INVESTING. During the year ended December 31, 2000, there was no addition to property and equipment. Additions to property and equipment during the year ended December 31, 1999 were RMB 99,143. Additional transactions with respect to the Joint Venture are described above at "Overview".

      FINANCING.     From  March  1997 through December 2000, the Company relied primarily on the sale of its securities for the working capital resources to fund its operations and investments in the Joint Venture.

     During the year ended December 31, 2000 and 1999, certain shareholders made advances to the Company totaling RMB 2,021,482 (1999: RMB 779,322), which are unsecured, non-interest bearing and are payable on demand.

INFLATION  AND  CURRENCY  MATTERS:

     In recent years, the Chinese economy has experienced periods of rapid growth as well as relatively high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. Since 1993, the Chinese government has implemented an economic program designed to control inflation, which has resulted in the tightening of working capital available to Chinese business enterprises. The recent Asian financial crisis has resulted in a general reduction in domestic production and sales, and a general tightening of credit, throughout China. The success of the Company, particularly if the Company acquires Giantrich, depends in substantial part on the continued growth and development of the Chinese economy.

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

     Although the central government of China has repeatedly indicated that it does not intend to devalue its currency in the near future, recent announcements by the central government of China indicate that devaluation is an increasing possibility. Should the central government of China decide to devalue the Renminbi, the Company does not believe that such an action would have a detrimental effect on the Company's operations, since the Company conducts and intends to conduct virtually all of its business in China, and the sale of its products is settled in Renminbi. However, devaluation of the Renminbi against the United States dollar would adversely affect the Company's financial performance when measured in United States dollars.

RECENT  ACCOUNTING  PRONOUNCEMENTS:

     In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies To recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. In June 2000, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 138 ("SFAS No. 138"), Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 138 states that if certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (I) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 and 138 are effective for all fiscal quarters fiscal years beginning after June 15, 2000. The Company is currently analyzing the financial impact (if any) the adoption of SFAS No. 133 and 138 will have on the Company's financial statements.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company believes that it complies with the accounting and disclosure described in SAB No. 101; therefore, management believes that SAB No. 101 will not impact the Company's consolidated financial statements.

ITEM  7.  FINANCIAL  STATEMENTS

     The audited balance sheets of the Company for the years ended December 31, 2000 and 1999 and related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 are included, following Item 13, in sequentially numbered pages numbered F-1 through F-18. The page numbers for the financial statement categories are as follows:


                                      Index
                                                                            Page

Independent auditors' report                                                 F-2

Consolidated balance sheets                                                  F-3

Consolidated statements of operations                                        F-4

Consolidated  statements  of  shareholders'  equity  (deficit)
 And comprehensive income (loss)                                             F-5

Consolidated statements of cash flows                                        F-6

Notes to consolidated financial statements                                   F-7


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.



                                    PART III.

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT

DIRECTORS  AND  EXECUTIVE  OFFICERS

     The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of December 31, 2000. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

      NAME                     AGE     POSITION
      ----                     ---     --------

      Danny  Wu                 40     Chairman of the Board of Directors,
                                       Chief  Executive Officer and Secretary

      Lawrence  Hon             52     Director

      Derek  Yu                 48     Director  (As  of  March  2001)

      Steven  Tang              45     Director  (Resigned  in  May  2000)

      Vincent  Chan             37     Director  (Resigned  in  March  2001)

      Chen  Yuen  Chen          30     Vice  President  -  Business Department

      Oscar  Shen               26     Accounting  and  Finance  Manager
                                       (Resigned  in  August  2000)


     THE  OFFICERS  AND  DIRECTORS  OF  THE  COMPANY  ARE  SET  FORTH  BELOW.

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

VINCENT C.H. CHAN was appointed a director of the Company in March 1999. In 1996, Mr. Chan joined Suez Asia Inc., a European investment fund for China as an investment director. Between 1989 and 1996, he served in various capacities in the financial field, including corporate finance and direct investment for Standard Chartered Asia Limited and HSBC Private Equity Management Limited. He has over 11 years of experience in direct investments and mergers and acquisitions in Asia, including China. Mr. Chan received a B.A. degree in geography and economics from the University of Hong Kong in 1986 and an MBA degree from the Manchester Business School in the United Kingdom in 1998. Mr. Chan resigned in March, 2001.

     DEREK YU was appointed a director of the Company on March 31, 2001. Mr. Derek Yu replaced Mr. Vincent Chan, who resigned as a Director on March 31, 2001 and served in that capacity from March, 1999 as Director of the registrant. Mr. Yu received his Bachelor of Arts Degree with Honors from Manchester University, Manchester, England in 1977. He has twenty-four years experience in accounting In various positions including as Financial Controller, and as General Manager. He began his career in accounting with Febeson & Arbeid Chartered Accountants, London, England. He has worked in various accounting and auditing positions from 1977 through 1991. He has served as Financial Controller for GSL Engineering Ltd., Hong Kong from 1992 through 1996. He has been the General Manager of Tycoon International Tobacco Ltd., Hong Kong from 1996 through 1997. From 1997 through 1999 he has been General Manager for Tianjin Utilux Electronics Co. Ltd., Tianjin, China. From 2000 to the present, Mr. Yu serves as Manager of Sunrise Trading Ltd. Hong Kong.

     STEVEN TANG was appointed a director of the Company in March 1999. Mr. Tang is the President of Viasystems Asia Pacific Ltd. based in Hong Kong. Viasystems Asia Pacific Ltd. is the Asia subsidiary of Viasystems Group, Inc., with sales turnover of over US$1.4 billion in the printed circuit board and electronic assembly business. Mr. Tang has extensive experience operating in China, Asia and the United States. He was the managing director for Utilux Asia Ltd. from 1994 to 1999. Previously, he was the general manager for Amphenol East Asia Ltd. in the electronics and interconnect business. Mr. Tang has a B.Sc. degree in electrical and electronics engineering from Nottingham University and an MBA degree from Bradford University in the United Kingdom. Mr. Tang resigned in May, 2000.

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

     OSCAR SHEN was appointed Accounting and Finance Manager of the Company in 1999. Mr. Shen joined Ernst and Young in 1997 as an auditor and participated in the audits of major listed companies in Hong Kong. He joined Hong Kong Metal Work Co. Ltd. in 1996 and was involved in the establishment of a new computerized accounting system for the accounting and shipping departments. In

1995, he joined Lippo Asia Investment Management (HK) Limited and was involved in financial analysis and corporate finance. Mr. Shen received his education in Hong Kong, Canada and the United States. He is a graduate of the University of Wisconsin-Madison with an accounting major. Mr. Shen resigned in August 2000.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities of the Company. Copies of these filings must be furnished to the Company. During the fiscal years ended December 31, 2000 and 1999, the Company did not have any class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, and accordingly, was not subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended.


ITEM  10.  EXECUTIVE  COMPENSATION

     The following table sets forth the compensation paid during the fiscal years ended December 31, 2000, 1999, 1998 and 1997 to the Company's Chief Executive Officer. No officer of the Company received annual compensation in excess of US$100,000 per annum during such years.

                           SUMMARY  COMPENSATION  TABLE

      NAME  AND PRINCIPAL POSITION                              YEAR      SALARY
      ----------------------------------------------          --------  --------

      Danny  Wu(1), Chairman, Chief Executive                  2000       US$nil
      Officer  and  Secretary                                  1999       US$nil
      Nils  A.  Ollquist(1),  Chairman, President,             1999       US$nil
      Chief  Executive  Officer  and  Secretary                1998    US$86,710
                                                               1997    US$88,258

(1) On March 20, 1999, Nils A. Ollquist resigned as Chairman, President, Chief Executive Officer and Secretary and Danny Wu became Chairman, Chief Executive Officer and Secretary.

COMPENSATION  AGREEMENTS

     There are currently no long-term employment or consulting agreements between the Company and the executive officers or directors of the Company.

BOARD  OF  DIRECTORS

     During the year ended December 31, 2000, all corporate actions were conducted by unanimous written consent of the Board of Directors. Directors receive no compensation for serving on the Board of Directors, but are reimbursed for any out-of-pocket expenses incurred in attending board meetings. The Company had no audit, nominating or compensation committees, or committees performing similar functions, during the year ended December 31, 2000.

STOCK  OPTION  PLAN

     As of December 31, 2000, the Company has not adopted a stock option plan to reward and provide incentives to its officers, directors, employees, consultants and other eligible participants, but is anticipating to do so in the future. Awards under any plan may be in the form of incentive stock options or non-qualified stock options. The Company will not grant non-qualified stock options with an exercise price of less than 85% of the fair market value of our common stock on the date of the grant of the relevant option. The plan will be administered by the Company's Board of Directors, which are authorized to select the plan recipients, the time or times at which awards may be granted and the number of shares to be subject to each option awarded.

INDEMNIFICATION

     Under the Company's Article of Incorporation and its Bylaws, the Company may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a matter he reasonably believed to be in the Company's best interest. The Company may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, the Company must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Delaware.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Delaware law, the C0mpany is informed that, in the opinion of the Securities and Exchange
Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The following table sets forth certain information as of December 31, 2000 with respect to the beneficial ownership of the common stock of the Company by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer and all executive officers and directors of the Company as a group, the number of shares of common stock owned by each such person and group and the percent of the Company's common stock so owned.

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

NAME  OF  BENEFICIAL OWNER      NUMBER OF SHARES             PERCENTAGE OF CLASS
--------------------------      ------------------           -------------------

Danny  Wu                        1,250,000(2)                        29.02%
Lawrence  Hon                    1,250,000(2)                        29.02%
Vincent  Chan                      172,868(3)                         4.01%
Steven  Tang                              --                            --%
All  Directors  and  Executive  Officers
as  a group (4 persons)             1,422,868                        33.03%

5%  Beneficial  Owners
Gateway  Worldwide  Ltd.            1,250,000                        29.02%

Cartier-Fleming
International  Limited                518,606                        12.04%

(1) Calculations based upon 4,307,158 shares issued and outstanding on December 31, 2000.
(2) Represents 1,250,000 shares held by Gateway Worldwide Ltd., a British Virgin Island corporation owned equally by Lawrence Hon and Danny Wu.
(3) Represents 172,868 shares held by Critical Success Ltd., a British Virgin Islands corporation, of which Mr. Chan is the sole shareholder. Mr. Chan resigned in March, 2001.


CHANGES  IN  CONTROL

     The Company has entered into a Letter of Intent with the owner of H.K. Giantrich International Group, Limited, a Niue corporation with its corporate headquarters located in Hong Kong ("Giantrich") to purchase all of Giantrich in exchange for 25,000,000 newly issued shares of our Company. If a final Acquisition Agreement is reached between the owner of Giantrich and the Company and if it is ultimately ratified by the Company's shareholders, which is in effect a reverse merger, the former owner of Giantrich will become a majority shareholder and thereby assume control of the Company. As part of the control, new management will be introduced to the Company.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     During the year ended December 31, 1999, the Company advanced RMB 160,585 and RMB 2,245 to a shareholder and employees, respectively and at December 31, 1999, the Company had RMB 427,518 due from the shareholder. During 2000, these advances were written off.

     During the year ended December 31, 2000, certain shareholders made advances to the Company totaling RMB 2,021,485 (1999: RMB 779,322). These advances are unsecured, non-interest bearing and are due on demand.

     During the year ended December 31, 2000, an affiliated company advanced RMB 289,776 to the Company, which is unsecured, non-interest bearing and is due on demand.

     During the year ended December 31, 2000 and 1999, the Company earned service income of RMB 349,311 (1999: RMB 62,816) from affiliated companies.

     When the Joint Venture was formed in 1997, it owed the Joint Venturer net current payables in excess of RMB 33,000,000. In order to assist the economic viability of the Joint Venture, effective December 31, 1998, the Joint Venturer forgave RMB 26,112,048 of the initial indebtedness. Because the debt forgiveness was made by a significant equity investor in the Joint Venture, for US GAAP the Company has accounted for the debt extinguishment as a capital contribution by the Joint Venturer resulting in an increase in minority interest of RMB 10,444,819 and an increase in capital in excess of par of RMB 15,667,229. During the year ended December 31, 1999, the Joint Venturer forgave an additional RMB 16,329,758 of indebtedness, resulting in an increase in minority interest of RMB6,531,903 and an increase in capital in excess of par of RMB 9,797,855. No debt was forgiven during the year ended December 31, 2000.


                                    PART IV.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits:

Exhibit  Number     Document  Description
---------------     ---------------------

      3.1 Certificate of Incorporation as filed with the Delaware Secretary of State on June 27, 1997, incorporated by reference To the Company's Registration Statement on Form 10-SB filed With the Securities and Exchange Commission on January 7, 2000

      3.2         Bylaws,   incorporated   by   reference   to   the   Company's
                  Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 7, 2000.

      5.1 Legal Opinion of China Law office regarding the financial/ legal liabilities upon termination of the Joint Venture with Wuhan Dong Feng Paper Mill Company for establishment of Wuhan Dong Feng Paper Company Limited incorporated by reference to The Company's Form 8-K Current Report filed with the Securities and Exchange Commission on April 16, 2001.

     10.1 Joint Venture with Wuhan Dong Feng Paper Mill Company for establishment of Wuhan Dong Feng Paper Company Limited incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 7, 2000.

     10.2 Tenancy Agreement incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 7, 2000.

     10.3 Termination Agreement of the Joint Venture with Wuhan Dong Feng Paper Mill Company for establishment of Wuhan Dong Feng Paper Company Limited incorporated by reference to the Company's Form 8-K Current Report filed with the Securities and Exchange Commission on April 16, 2001.

     21.1 Subsidiaries of Registrant incorporated by reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 7, 2000.

     (b) Reports on Form 8-K: The Company filed a Form 8-K on April 16, 2001 relating to the termination of the Joint Venture Agreement, the resignation Vincent Chan as Director and the Company's Letter of Intent with H.K. Giantrich International Groups, Limited.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CHINA  GATEWAY  HOLDINGS  INC.
                                      ------------------------------------------
                                      (Registrant)

Date:  04/18/01                       By:  /s/  DANNY  WU
                                         ---------------------------------------
                                       Danny  Wu
                                       Chief  Executive  Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  04/18/01                       By:  /s/  DANNY  WU
                                          --------------------------------------
                                        Danny  Wu
                                        Chief  Executive  Officer,  Secretary
                                        and  Chairman  of  the  Board  of
                                        Directors

Date:  04/18/01                       By:  /s/  LAWRENCE  HON
                                          --------------------------------------
                                        Lawrence  Hon
                                        Director

Date:  04/18/01                       By:  /s/  DEREK  YU
                                          --------------------------------------
                                        Derek  Yu
                                        Director

Date:  04/18/01                       By:  /s/  CHEN  YUEN  CHEN
                                          --------------------------------------
                                        Chen  Yuen  Chen
                                        Vice  President  -  Business  Department

================================================================================
                          CHINA GATEWAY HOLDINGS, INC.
================================================================================


                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

================================================================================
                          CHINA GATEWAY HOLDINGS, INC.
================================================================================


                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999



CONTENTS                                                   PAGES
Independent auditors' report                               F-2

Consolidated balance sheets                                F-3

Consolidated statements of operations                      F-4

Consolidated statements of shareholders' equity (deficit)
 and comprehensive income (loss)                           F-5

Consolidated statements of cash flows                      F-6

Notes to consolidated financial statements                 F-7

                          INDEPENDENT AUDITORS' REPORT


The  Board  of  Directors  and  Shareholders
China  Gateway  Holdings,  Inc.

     We have audited the accompanying consolidated balance sheets of China Gateway Holdings, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Gateway Holdings, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company disposed of its Joint Venture interest effective December 31, 2000. For the year ended December 31, 2000, the Company incurred a loss from continuing operations of RMB3,879,921, and at December 31, 2000 had a working capital deficiency of RMB4,945,566 and a shareholders' deficit of RMB4,878,951, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




HORWATH GELFOND HOCHSTADT PANGBURN, P.C.
Denver,  Colorado
March  21,  2001

================================================================================
                              CHINA GATEWAY HOLDINGS, INC.
================================================================================

                               CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31, 2000 AND 1999


                                                    2000          2000          1999
                                                ------------  ------------  ------------
                                                 US DOLLARS        RMB           RMB
ASSETS

Current assets:
  Cash                                          $     9,673        80,085        48,169
  Deposits and other current assets                   9,349        77,402       931,446
                                                ------------  ------------  ------------

    Total current assets                             19,022       157,487       979,615
                                                ------------  ------------  ------------

Property, plant and equipment, net
  of accumulated depreciation (Note 4)                8,046        66,615        88,820
Investment in Joint Venture                               -             -    18,055,484
                                                ------------  ------------  ------------

    Total assets                                $    27,068       224,102    19,123,919
                                                ============  ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                              $   109,383       905,615       905,615
  Other payable and accrued expenses                131,329     1,087,312       466,464
  Due to Joint Venturer (Note 5)                      2,360        19,546        19,546
  Due to affiliates (Note 5)                        373,290     3,090,580       779,322
                                                ------------  ------------  ------------

    Total liabilities (all current)                 616,362     5,103,053     2,170,947
                                                ------------  ------------  ------------

Shareholders' equity (deficit) (Note 6):
  Common stock, US $0.0001 par value,
    authorized 50,000,000 shares; issued
    and outstanding; 4,307,158 shares                   431         3,568         3,568
  Capital in excess of par                        5,063,867    41,925,275    41,925,275
  Deficit                                        (5,663,974)  (46,893,737)  (24,958,332)
  Accumulated comprehensive income (loss)            10,382        85,943       (17,539)
                                                ------------  ------------  ------------

    Total shareholders' equity (deficit)           (589,294)   (4,878,951)   16,952,972
                                                ------------  ------------  ------------

    Total liabilities and shareholders'
      equity (deficit)                          $    27,068       224,102    19,123,919
                                                ============  ============  ============

                 See notes to consolidated financial statements.

================================================================================
                              CHINA GATEWAY HOLDINGS, INC.
================================================================================

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                             2000          2000         1999
                                         ------------  ------------  -----------
                                          US DOLLARS        RMB           RMB
Net sales                                $         -             -            -
Cost of sales                                      -             -            -
                                         ------------  ------------  -----------

Gross profit                                       -             -            -

General and administrative expenses          511,421     4,235,710    1,870,699
                                         ------------  ------------  -----------

                                            (511,421)   (4,235,710)  (1,870,699)
                                         ------------  ------------  -----------
Other income:
  Interest income                                785         6,503        1,913
  Commission income                                -             -      767,689
  Other                                       42,188       349,286
                                         ------------  ------------  -----------

                                              42,973       355,789      769,602
                                         ------------  ------------  -----------

Loss from continuing operations             (468,448)   (3,879,921)  (1,101,097)
                                         ------------  ------------  -----------

Discontinued operations (Note  1(c)):
  Loss from operations of Joint Venture
    net of income taxes of RMB1,077,238
    in 1999                                 (663,786)   (5,495,682)  (5,656,472)

  Loss on disposal of Joint Venture       (1,517,013)  (12,559,802)           -
                                         ------------  ------------  -----------

Loss from discontinued operations         (2,180,799)  (18,055,484)  (5,656,472)
                                         ------------  ------------  -----------

Net loss                                 $(2,649,247)  (21,935,405)  (6,757,569)
                                         ============  ============  ===========

Basic and diluted loss per common share
  Loss from continuing operations        $     (0.11)        (0.90)       (0.26)
                                         ============  ============  ===========

Basic and diluted loss per common share
  Loss from discontinued operations      $     (0.50)        (4.19)       (1.34)
                                         ============  ============  ===========

Net loss                                 $     (0.61)        (5.09)       (1.60)
                                         ============  ============  ===========

Weighted average number of common
  shares outstanding                       4,307,158     4,307,158    4,241,426
                                         ============  ============  ===========

                 See notes to consolidated financial statements.

================================================================================
                              CHINA GATEWAY HOLDINGS, INC.
================================================================================

        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) AND
                           COMPREHENSIVE INCOME (LOSS)

                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                         (Expressed in Chinese Renminbi)


                                                                                Foreign
                                  Common  shares      Capital      Retained     currency
                               --------------------  in excess     earnings    translation
                                 Shares     Amount    of par       (Deficit)   adjustments      Total
                               ------------  ------  ----------  ------------  ------------  ------------
                                              RMB        RMB          RMB          RMB           RMB
Balance at January 1, 1999       4,154,158    3,436  31,505,861  (18,200,763)       22,105    13,330,639

Issuance of common stock           153,000      132     621,559            -             -       621,691

Extinguishment of debt by
  Joint Venturer                         -        -   9,797,855            -             -     9,797,855

Comprehensive income (loss):
  Net loss for the year ended
    December 31, 1999                    -        -           -   (6,757,569)            -    (6,757,569)
  Other comprehensive loss               -        -           -            -       (39,644)      (39,644)
Comprehensive loss                                                                            (6,797,213)
                               ------------  ------  ----------  ------------  ------------  ------------

Balance at December 31, 1999     4,307,158    3,568  41,925,275  (24,958,332)      (17,539)   16,952,972

Comprehensive income (loss):
  Net loss for the year ended
    December 31, 2000                    -        -           -  (21,935,405)            -   (21,935,405)
  Other comprehensive income             -        -           -            -       103,482       103,482
Comprehensive loss                                                                           (21,831,923)
                               ------------  ------  ----------  ------------  ------------  ------------

Balance at December 31, 2000     4,307,158    3,568  41,925,275  (46,893,737)       85,943    (4,878,951)
                               ============  ======  ==========  ============  ============  ============

                 See notes to consolidated financial statements.

================================================================================
                              CHINA GATEWAY HOLDINGS, INC.
================================================================================

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS  ENDED DECEMBER 31, 2000 AND 1999


                                                   2000          2000         1999
                                               ------------  ------------  -----------
                                                 US DOLLARS       RMB          RMB
Cash flows from operating activities:
Net loss                                       $(2,649,247)  (21,935,405)  (6,757,569)
Adjustments to reconcile net loss
  to net cash used in operating activities:
    Loss from discontinued operations            2,180,799    18,055,484    5,656,472
    Provision for allowance for uncollectible
     advances from shareholders and employees       71,307       590,348
    Depreciation                                     2,682        22,205       15,266
(Increase) decrease in assets
    Deposits and other current assets               32,153       263,696     (664,518)
Increase (decrease) in liabilities
    Accounts payable                                     -             -           44
    Accrued expenses                                75,289       620,848      (29,828)
    Due to Joint Venturer                                -             -      (24,773)
                                               ------------  ------------  -----------

Net cash used in operating activities             (287,017)   (2,382,824)  (1,804,906)
                                               ------------  ------------  -----------

Cash flows from investing activities:
    Capital expenditures                                 -             -      (99,143)
                                               ------------  ------------  -----------

Net cash used in investing activities                    -             -      (99,143)
                                               ------------  ------------  -----------

Cash flows from financing activities:
    Increase in due to affiliates              $   278,374     2,311,258      779,322
    Issuance of common stock                             -             -      621,691
                                               ------------  ------------  -----------

Net cash provided by financing activities          278,374     2,311,258    1,401,013
                                               ------------  ------------  -----------

Effect of exchange rate changes on cash             12,498       103,482      (39,644)
                                               ------------  ------------  -----------

Increase (decrease) in cash                          3,855        31,916     (542,680)

Cash, beginning                                      5,818        48,169      590,849
                                               ------------  ------------  -----------

Cash, ending                                   $     9,673        80,085       48,169
                                               ============  ============  ===========

                 See notes to consolidated financial statements.

================================================================================
                              CHINA GATEWAY HOLDINGS, INC.
================================================================================


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization  and  basis  of  consolidated  financial  statements:

(a) The accompanying consolidated financial statements include the accounts of China Gateway Holdings, Inc. ("CGH"), and its wholly owned subsidiaries, Orient Investments Limited ("OIL"), and Orient Packaging Limited ("OPL"), collectively referred to as the "Company". CGH, OIL and OPL were formed for the purpose of entering into a Joint Venture agreement with Wuhan Dong Feng Paper Mill Company (the "Joint Venturer"). All significant intercompany transactions have been eliminated in consolidation.

(b) CGH was incorporated in Delaware. Effective June 27, 1997, CGH issued 2,310,000 shares of common stock to the shareholders of OIL in exchange for their interests in OIL. Prior to the exchange, CGH had no substantial operations and, under generally accepted accounting principles, the transaction was accounted for as a recapitalization, as the shareholders of OIL acquired all of the stock of CGH. Accordingly, there was no revaluation of assets or liabilities for financial statement accounting purposes. For financial reporting purposes, the consolidated financial statements reflect the above-mentioned reorganization similar to a pooling of interests, with assets and liabilities recorded at historical cost. The consolidated financial statements incorporate the results of operations and assets and liabilities of CGH and its subsidiaries. OIL and OPL are wholly-owned, British Virgin Islands incorporated companies. On December 20, 1996, OPL entered into a 30-year Joint Venture agreement with Wuhan Dong Feng Paper Mill Company. Pursuant to the Joint Venture agreement, Wuhan Dong Feng Paper Company Limited ("Wuhan Limited or "the Joint Venture") was formed to engage in the manufacturing and sales of cartonboard packaging materials, primarily used in consumer product packaging for items such as beverages, dry foodstuffs, pharmaceutical products and other consumer items. The Joint Venture commenced operations March 1, 1997 in the city of Wuhan, Hubei Province, People's Republic of China ("PRC").

(c) Pursuant to terms of the Joint Venture agreement, OPL acquired a 60% interest in Wuhan Limited and the Joint Venturer acquired a 40% interest. Profits and losses of Wuhan Limited were shared based on the respective ownership interests, and the board of directors of Wuhan Limited consisted of ten members, six of which were appointed by OPL. Minority interest represented the Joint Venturer's share of Wuhan Limited.

================================================================================
                          CHINA GATEWAY HOLDINGS, INC.
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.   Organization  and  basis  of consolidated financial statements: (continued)

     Since inception, the Company had accounted for its 60% interest in the Joint Venture, which is similar to a majority-owned subsidiary, as a consolidated subsidiary. During 2000, the Company determined that the Joint Venturer had retained certain rights under the Joint Venture Agreement that provided the Joint Venturer with the ability to participate in management, although such rights have never been asserted by the Joint Venturer. Under Emerging Issues Task Force Issue No. 96-16, if a minority joint venture partner has such rights, the majority joint venture partner is required to account for its interest in the joint venture under the equity method of accounting. During 2000, the Joint Venture Agreement was amended to clearly express the intent of the parties that the Company is the controlling party in the Joint Venture. As a result, the Company's financial statements through December 31, 1999 were restated to report the Company's investment in the Joint Venture under the equity method of accounting. The restatement did not have any effect on net income (loss), net income (loss) per share, or shareholders' equity. However, because the Joint Venture Agreement was amended during 2000, the Company began reporting its investment in the Joint Venture as a consolidated subsidiary commencing January 1, 2000.

     Effective December 31, 2000, the Company's participation in the Joint Venture operation was terminated and management of the Company disposed of its entire interest in the Joint Venture. As a result, the Consolidated Statements of Operations for the years-ended December 31, 2000 and 1999 include the operating results of the Joint Venture as a discontinued operation and the Company has provided for a loss on disposal of its remaining investment in the Joint Venture. Total revenues of the Joint Venture were approximately RMB66,016,000 in 2000 and RMB61,328,000 in 1999. The Company determined during the fourth quarter of 2000 that the Joint Venture could only achieve profitable operations if substantial additional capital were to be invested, and even with additional investment, profitability was not assured. Consequently, management met with the Joint Venture partner in December 2000 and January 2001, and the parties agreed to terminate the Joint Venture effective December 31, 2000. The agreement provides that each party will not pursue a claim against the other for damages, compensation or liabilities related to the Joint Venture.

(d) The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), and are presented in Chinese Renminbi ("RMB"), the national currency of the PRC (note 3(d)).

================================================================================
                          CHINA GATEWAY HOLDINGS, INC.
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.   Going  concern,  results  of  operations  and  management's  plans:

     The Company's financial statements for the year ended December 31, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Effective December 31, 2000 the Company disposed of its entire investment in the Joint Venture.

     For the year-ended December 31, 2000, the Company reported a net loss of RMB21,935,405 and at December 31, 2000 had a working capital deficiency of RMB4,945,566 and a shareholder's deficit of RMB4,878,951. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns primarily include the Company's March 16, 2001 entry into a letter of intent to acquire all the issued and outstanding stock of H.K. Giantrich International Groups, Limited, a Niue corporation with operations in the PRC and with corporate headquarters located in Hong Kong in exchange for 25,000,000 shares of China Gateway common stock. The merger transaction is contingent upon certain customary conditions, including, but not limited to, approval by the boards of directors of both companies, a vote by the Company's stockholders, and certain other conditions. The accompanying financial statement do not include any adjustments relating to the recoverability and classification of assets or the amounts of liabilities that might be necessary should the Company be unsuccessful in implementing these plans or otherwise continuing as a going concern.

3.   Principal  accounting  policies:

(a) The consolidated financial statements include the accounts of CGH and its wholly owned subsidiaries. Material intercompany accounts have been eliminated in consolidation.

(b)  Cash  and  cash  equivalents:

     For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

(c)  Property,  plant  and  equipment:

     Property, plant and equipment are stated at cost. Depreciation is provided by use of the straight-line method over the estimated useful lives of the related assets, less residual value where appropriate as follows:

              Office  equipment           5  years
              Leasehold  improvements     5  years

================================================================================
                          CHINA GATEWAY HOLDINGS, INC.
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.   Principal  accounting  policies:  (continued)

     Repairs  and  maintenance  costs  are  expensed  when  incurred.

     Management assesses the carrying values of its long-lived assets for impairment when circumstances warrant such a review. Generally, assets to be used in operations are considered impaired if the sum of expected undiscounted future cash flow is less than the assets carrying values. If an impairment is indicated, the loss is measured based on the amounts by which the assets' carrying values exceed their fair values. Based on its review, management does not believe any impairment has occurred as of December 31, 2000.

(d)  Translation  of  foreign  currencies:

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

     The translation of amounts from RMB into US Dollars for the convenience of the reader has been made at the rate of exchange quoted by the People's Bank of China on December 31, 2000 of US$1.00 equal RMB8.2793, and accordingly, differs from the underlying foreign currency amounts. No representation is made that the RMB amounts could have been, or could be, converted into US Dollars at that rate on the respective balance sheet date or at any other date.

(e)  Income  taxes:

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

================================================================================
                          CHINA GATEWAY HOLDINGS, INC.
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.   Principal  accounting  policies:  (continued)

(f)  Earnings  per  share:

     Basic earnings per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average shares outstanding during the years ended December 31, 2000 and 1999 are 4,307,158 and 4,241,426, respectively. Options and warrants to purchase common stock were not included in the computation of diluted EPS for the years ended December 31, 2000 or 1999 because they would decrease the loss per share.

(g)  Fair  value  of  financial  instruments:

     The fair values of amounts due to the Joint Venturer and related parties are not practicable to estimate due to the indefinite payment terms and due to the related party nature of the underlying transactions. The carrying values of the Company's cash, other receivables and other liabilities approximate fair values primarily because of the short maturities of these instruments.

(h)  Stock-based  compensation:

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

================================================================================
                          CHINA GATEWAY HOLDINGS, INC.
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.   Principal  accounting  policies:  (continued)

(i)  Comprehensive  income:

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income", on January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive income are foreign currency translation adjustments.

(j)  Segment  reporting:

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") January 1, 1998. The Company's results of operations and financial position were not affected by implementation of SFAS No. 131.

(k)  Pension  and  other  post  retirement  benefits:

     The Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" on January 1, 1998. SFAS No. 132 requires comparative information for earlier years to be restated. The Company's results of operations and financial position were not affected by implementation of SFAS No. 132.

================================================================================
                          CHINA GATEWAY HOLDINGS, INC.
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.   Principal  accounting  policies:  (continued)

(l)  Recently  issued  accounting  pronouncements:

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

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company believes that it complies with the accounting and disclosure described in SAB No. 101; therefore, management believes that SAB No. 101 will not impact the Company's consolidated financial statements.

(m)  Use  of  estimates  in  the  preparation  of  financial  statements:

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

================================================================================
                          CHINA GATEWAY HOLDINGS, INC.
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.   Principal  accounting  policies:  (continued)

(n)  Risk  considerations:

     As a majority of the Company's operations were conducted in the PRC, the Company was subject to special considerations and significant risks not typically associated with investments in equity securities of North American and Western European companies. However, with the termination of its participation in the Joint Venture effective December 31, 2000, the Company is no longer subject to the risks associated with the PRC including significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for the past several years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC's political, economic and social life. There is also no guarantee that the PRC government's pursuit of economic reforms will be consistent or effective.

4.   Property,  plant  and  equipment:

     At December 31, 2000 and 1999 property, plant and equipment (all located in Hong Kong) consist of the following:


                                     2000         2000        1999
                                 ------------  -----------  --------
                                  US Dollars       RMB         RMB

Office equipment                 $    10,779       89,243    88,175
Leasehold improvements                 4,064       33,647    33,647
                                 ------------  -----------  --------

                                      14,843      122,890   121,822

Less : Accumulated depreciation       (6,797)     (56,275)  (33,002)
                                 ------------  -----------  --------

                                 $     8,046       66,615    88,820
                                 ============  ===========  ========

================================================================================
                          CHINA GATEWAY HOLDINGS, INC.
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.   Related  party  transactions:

     When the Joint Venture was formed in 1997, it owed the Joint Venturer net current payables in excess of RMB33,000,000. In order to assist the economic viability of the Joint Venture, effective December 31, 1998, the Joint Venturer forgave RMB26,112,048 of the initial indebtedness. Because the debt forgiveness was made by a significant equity investor in the Joint Venture, for US GAAP the Company accounted for the debt extinguishment as a capital contribution by the Joint Venturer resulting in an increase in minority interest of RMB10,444,819 and an increase in capital in excess of par of RMB15,667,229. During the year ended December 31, 1999, the Joint Venturer forgave an additional RMB16,329,758 of indebtedness, resulting in an increase in minority interest of RMB6,531,903 and an increase in capital in excess of par of RMB9,797,855. No debt was forgiven during the year ended December 31, 2000.

     During the year ended December 31, 1999, the Company advanced RMB160,585 and RMB2,245 to a shareholder and employees, respectively, and at December 31, 1999, the Company had RMB427,518 due from the shareholder which was included in deposits and other current assets. During 2000, these advances, which were unsecured and non-interest bearing, were written off.

     During the year ended December 31, 2000, certain shareholders made advances to the Company totaling RMB2,021,482 (1999 : RMB779,322). The advances are unsecured, non interest bearing and are payable on demand.

     During the year ended December 31, 2000, an affiliated company advanced RMB289,776 to the Company, which is unsecured, non-interest bearing and is due on demand.

     During the years ended December 31, 2000 and 1999, the Company earned service income of RMB349,286 (1999 : RMB62,816) from affiliated companies.

6.   Shareholders'  equity:

     During the year ended December 31, 1998, CGH issued a total of 1,167,158 shares of common stock for net consideration of RMB9,159,201. A total of 682,866 shares were issued in private placements at prices ranging from US$.78 per share to US$2.75 per share. In addition, 55,600 shares were issued in 1998 to investment bankers in connection with 1997 and 1998 private placements, 35,000 shares were issued for investment services, 10,000 shares were issued to an employee in exercise of an option issued for services, 272,000 shares were issued as a result of warrant exercises and 111,692 shares were issued as a result of an option exercise. The 35,000 shares issued for investment services were valued at the market value at the date of issue, and resulted in an expense of US$52,500 (RMB434,642).

================================================================================
                          CHINA GATEWAY HOLDINGS, INC.
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.   Shareholders'  equity  (continued):

     The stock issued to an employee resulted in compensation expense of US$21,031 (RMB174,113) for the difference between the market value of the stock at the date the option was granted and the exercise price. The warrants and the option which were exercised had been issued in connection with the original formation of CGH or subsequent stock issuance transactions, and resulted in net proceeds to CGH of US$14,700 (RMB121,700).

     During the year ended December 31, 1999, the Company issued a total of 153,000 shares for net consideration of US$74,985 (RMB621,691).

     In connection with 1997 and 1998 private placements, CGH issued warrants to purchase 518,905 common shares of CGH at an exercise price of US$0.10 (RMB0.83) each. Warrants to acquire 272,000 shares were exercised in 1998 and 246,905 were forfeited upon expiration in April 2000. Also, CGH has issued warrants to purchase 235,316 common shares of CGH at US$2.75
     (RMB22.77)  per  share.  These  warrants  expire  in  March  2003.

     During the year ended December 31, 1999, the Company granted options to purchase 500,000 shares at an exercise price of US$1.00 (RMB8.28) each and expiring on December 31, 1999. The options were not exercised and were forfeited on December 31, 1999.

     At December 31, 2000 warrants to purchase 235,316 common shares of CGH at an exercise price of US$2.75 (RMB22.77) per share remain outstanding.

     The following table summarizes stock option and warrant activity for the years ended December, 2000 and 1999:

================================================================================
                          CHINA GATEWAY HOLDINGS, INC.
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.   Shareholders'  equity  (continued):

                                          Options                                         Warrants
                     ------------------------------------------------  ------------------------------------------------
                                   Exercise                 Exercise                 Exercise                  Exercise
                        Shares        Price       Share        Price      Shares        Price       Shares        Price
                                 US Dollars               US Dollars               US Dollars                US Dollars
Outstanding at
  December 31, 1998           -  $         -           -  $         -     246,905  $      0.10     235,316  $      2.75
Granted                 500,000            1           -            -           -            -           -            -
Exercised                     -            -           -            -           -            -           -            -
Forfeited               500,000            1           -            -           -            -           -            -
                     ----------  -----------  ----------  -----------  ----------  -----------  ----------  -----------

Outstanding at
  December 31, 1999           -            -           -            -     246,905         0.10     235,316         2.75
Granted                       -            -           -            -           -            -           -            -
Exercised                     -            -           -            -           -            -           -            -
Forfeited                     -            -           -            -     246,905         0.10           -            -
                     ----------  -----------  ----------  -----------  ----------  -----------  ----------  -----------

Outstanding at
December 31, 2000             -  $         -           -  $         -           -  $         -     235,316  $      2.75
                     ==========  ===========  ==========  ===========  ==========  ===========  ==========  ===========

7.   Income  tax:

     The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands ("BVI") subsidiaries are not liable for income taxes.

     The reconciliation between the effective tax rate and the statutory U.S. federal income tax rate is as follows:

                                                        2000            1999
                                              --------------  --------------
                                                        % of            % of
                                              Pre-tax income   Pretax income
Computed "expected" tax benefit                        (34%)           (34%)
Operating losses for which a benefit has not
  been recognized                                        34              34

                                                         0%              0%
                                              ==============  ==============

================================================================================
                          CHINA GATEWAY HOLDINGS, INC.
================================================================================

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.   Income  tax  (continued):

     At  December  31,  2000,  the Company's deferred tax assets are as follows:

                                          2000       1999
                                        ---------  ---------
                                           RMB       RMB

U.S. operating loss carryforward         387,100    369,700
Deferred tax asset valuation allowance  (387,100)  (369,700)
                                        ---------  ---------

Net deferred tax assets                        -          -
                                        =========  =========


     At December 31, 2000 the Company has U.S. operating loss carryforwards of approximately US$137,500. Losses are available for offset against future U.S. taxable income, if any, through 2020. A valuation allowance has been provided to reduce the deferred tax assets to zero as realization of the assets is not assured.

8.   Commitments  and  contingencies:

     Leases

     During 1999 the Company entered into a lease for office space in Hong Kong which expires in 2001. Rental expense for 2000 and 1999 were RMB255,398 and RMB104,052, respectively, and future minimum lease payments are as follows:

                                           RMB
                                        ---------

         2001                              84,474
                                        =========