Form 10QSB
period 2001-03-31
CHINA GATEWAY HOLDINGS INC
filed 2001-05-21
CIK 1043605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For  the  Quarterly  Period  Ended  March  31,  2001

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

                                011-852-2519-3933
                           --------------------------
                           (Issuer's telephone number)

                                 Not applicable
               ---------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [ ]
As of March 31, 2001, the Company had 4,307,158 shares of common stock issued and outstanding.
Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [X]
Documents  incorporated  by  reference:  None.

                           CHINA GATEWAY HOLDINGS INC,

                                      INDEX


PART  I.   FINANCIAL  INFORMATION

     Item  1.  Financial  Statements

          Consolidated Balance Sheets (Unaudited) - March 31, 2001 and December 31, 2000

          Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) - Three Months Ended March 31, 2001 and 2000

          Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 2001 and 2000

          Notes to Consolidated Financial Statements (Unaudited) - Three Months Ended March 31, 2001 and 2000

     Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation


PART  II.  OTHER  INFORMATION

     Item  6.  Exhibits  and  Reports  on  Form  8-K


SIGNATURES


CHINA  GATEWAY  HOLDINGS  INC.
CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)

                                                                                             December 31,
                                                                     March 31, 2001              2000
                                                                  USD               RMB           RMB
ASSETS

Current Assets:
  Cash                                                    $             1,929        15,970        80,085
  Deposits and other current assets                                     9,291        76,922        77,402
                                                          ------------------------------------------------

    Total current assets                                               11,220        92,892       157,487
                                                          ------------------------------------------------

Property, plant and equipment, net
    of accumulated depreciation                                         7,397        61,245        66,615
                                                          ------------------------------------------------

    Total assets                                          $            18,617       154,137       224,102
                                                          ================================================

LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                        $           109,383       905,615       905,615
  Other payable and accrued expenses                                  103,514       857,021     1,087,312
  Due to Joint Venturer                                                 2,360        19,546        19,546
  Due to affiliates                                                   461,068     3,817,318     3,090,580
                                                          ------------------------------------------------

    Total liabilities (all current)                                   676,324     5,599,500     5,103,053
                                                          ------------------------------------------------

Shareholders' equity (deficit):
  Common stock, US $0.0001 par value,
    authorized 50,000,000 shares; issued and
    outstanding; 4,307,158 shares                                         431         3,568         3,568
  Capital in excess of par                                          5,063,867    41,925,275    41,925,275
  Deficit                                                          (5,732,387)  (47,460,149)  (46,893,737)
  Accumulated comprehensive income (loss)                              10,381        85,943        85,943
                                                          ------------------------------------------------

    Total shareholders' equity (deficit)                             (657,707)   (5,445,363)   (4,878,951)
                                                          ------------------------------------------------

    Total liabilities and shareholders' equity (deficit)  $            18,617       154,137       224,102
                                                          ================================================

See  notes  to  consolidated  financial  statements.


CHINA  GATEWAY  HOLDINGS  INC.
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  AND
COMPREHENSIVE  INCOME  (LOSS)  (UNAUDITED)

                                                             Three  Months  Ended  March  31,
                                                               2001           2001         2000
                                                                USD            RMB          RMB
Net sales                                              $               -           -           -
Cost of sales                                                          -           -           -
                                                       ------------------------------------------
Gross profit                                                           -           -           -

General and administrative expenses                               73,987     612,565     847,142

                                                                 (73,987)   (612,565)   (847,142)
                                                       ------------------------------------------

Other income:
  Interest income                                                      6          48       1,605
  Other                                                            5,569      46,104           -
                                                       ------------------------------------------

Loss from continuing operations                                  (68,412)   (566,413)   (845,537)

Income from discontinued operations of joint venture                   -           -   2,009,853
                                                       ------------------------------------------

Net income (loss)                                      $         (68,412)   (566,413)  1,164,316
                                                       ==========================================

Other comprehensive income:
    Foreign currency translation adjustment                            -           -       1,997
                                                       ------------------------------------------

Comprehensive income (loss)                            $         (68,412)   (566,413)  1,166,313
                                                       ==========================================

Earnings (loss) per common share:
  Basic loss from continuing operations                $           (0.02)      (0.13)      (0.20)
                                                       ==========================================
  Diluted loss from continuing operations              $           (0.02)      (0.13)      (0.20)
                                                       ==========================================
  Basic income from discontinued operations                            -           -        0.47
                                                       ==========================================
  Diluted income from discontinued operations                          -           -        0.45
                                                       ==========================================
  Basic net (loss) income                              $           (0.02)      (0.13)       0.27
                                                       ==========================================
  Diluted net (loss) income                            $           (0.02)      (0.13)       0.25
                                                       ==========================================

Weighted average number of common
    shares outstanding:
  Basic                                                         4,307,158   4,307,158   4,307,158
                                                       ==========================================
  Diluted                                                       4,307,158   4,307,158   4,470,380
                                                       ==========================================

See  notes  to  consolidated  financial  statements.


CHINA  GATEWAY  HOLDINGS  INC.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOW  (UNAUDITED)

                                                        Three  Months  Ended  March  31,
                                                        2001            2001       2000
                                                         USD             RMB        RMB
                                                 -----------------------------------------
Operating activities:
Net income (loss)                                $          (68,412)  (566,413)  1,164,316
Adjustment to reconcile net income
  (loss) to net cash used in
  operating activities:
  (Income) from discontinued operations                                         (2,009,853)
  Depreciation                                                  649      5,371       5,560
  Changes in operating assets and liabilities:
    (Increase) decrease in -
      Other receivables and deposit                              58        480     509,251
    Increase (decrease) in -
      Other payables and accruals                           (27,815)  (230,291)    512,156
      Amount due to affiliates                                    -          -     484,457
                                                 -----------------------------------------

Net cash used in
  operating activities                                      (95,521)  (790,853)    665,887
                                                 -----------------------------------------

Net cash provided by investing activities                         -          -           -
                                                 -----------------------------------------

Financing activities:
  Increase in due to affiliates                              87,778    726,738           -
                                                 -----------------------------------------

Net cash provided by financing activities                    87,778    726,738           -
                                                 -----------------------------------------

Effect of exchange rate on cash                                   -          -      19,536
                                                 -----------------------------------------

(Decrease) increase in cash                                  (7,743)   (64,115)    665,887

Cash, beginning                                               9,673     80,085      48,169
                                                 -----------------------------------------

Cash, ending                                     $            1,929     15,970     733,592
                                                 =========================================

See  notes  to consolidated  financial  statements.

CHINA  GATEWAY  HOLDINGS  INC.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
THREE  MONTHS  ENDED  MARCH  31,  2001  AND  2000

1.     Organization  and  Basis  of  Presentation

Organization - China Gateway Holdings Inc., formerly Orient Packaging Holdings Ltd. (the "Company"), was incorporated in the State of Delaware on June 26, 1997. Effective June 27, 1997, the Company issued 2,310,000 shares of common stock to the shareholders of Orient Investments Limited, a British Virgin Islands company incorporated on January 9, 1997 ("Orient Investment"), in exchange for 100% of the capital stock of Orient Investment. Orient Investment owned a 100% interest in Orient Packaging Limited ("Orient Packaging"), which was incorporated in the British Virgin Islands on May 25, 1993, originally as Orient Financial Services Limited.

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

On March 20, 2001, after continuous negotiations with Wuhan Dong Feng Paper Mill Company, its Joint Venture partner in China, the Company entered into a formal Termination Agreement with them in accordance with Article 68(2) and Article 68(5) of the Joint Venture's Articles of Association and other relevant provisions in the Joint Venture Agreement. In accordance with said Termination Agreement, the Joint Venture was terminated effective December 31, 2000 and each of the partners in the Joint Venture agreed not to pursue or make claims against the other for any damages, compensation or liabilities. On April 9, 2001, the Company received a formal legal opinion from China Law Office in Hong Kong, as to the validity of the termination and the mutual releases in the March 20th, 2001 Joint Venture Termination Agreement. China Law Office is the sole foreign Law firm in Hong Kong to practice the laws and regulations of the Peoples Republic of China, with the approval of the Peoples Republic of China's Ministry of Justice.

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

Business - On April 25, 2001 the Company reached a formalized Acquisition Agreement with The Glory Famous (Groups) Limited to acquire all the issued and outstanding stock of H.K. Giantrich International Groups, Limited, a Niue corporation with its corporate headquarters located in Hong Kong ("Giantrich") in exchange for 25,000,000 newly issued shares of China Gateway common stock. The acquisition of Giantrich was approved of the Board of Directors of both companies. After the intended acquisition, which will be in effect a reverse merger, the former owner of Giantrich will become the majority shareholder and thereby assume control of the Company. As part of the control, new management will be introduced to the Company.

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

The acquisition is now subject to a Special Shareholders meeting to approve the acquisition. The Company is scheduling a Special meeting of the shareholders for June 11, 2001 at 10:00a.m. at the Law Offices of Attorney Jerry Gruenbaum in New Haven, Connecticut. Proxy Statement and Notice will be sent on May 14, 2001 to the shareholders of record on April 30, 2001. Audits of the financial statements of Giantrich are being prepared by the Company's auditors for the acquisition as required by Regulation SB. As soon as the audited financial statements are completed they will be filed by amendment and be available to the shareholders.

Comments - The accompanying consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2001, the results of operations for the three months ended March 31, 2001 and 2000, and the cash flows for the three months ended March 31, 2001 and 2000. The consolidated balance sheet as of December 31, 2000 is derived from the Company's audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form10-KSB for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2001.

2.     Income  Taxes

The Company did not recognize any income taxes for the three months ended March 31, 2001 and 2000. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiaries are not liable for income taxes.

3.     Earnings  Per  Share

Basic earnings per share is based on the weighted average shares of common stock outstanding. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce loss per share or increase earnings per share.

Basic weighted average common shares outstanding at March 31, 2001 and 2000 were 4,307,158 and diluted weighted average common shares outstanding at March 31, 2001 and 2000 were 4,307,158 and 4,470,380, respectively.

Included in diluted weighted average common shares outstanding at March 31, 2001 were 482,221 potentially dilutive securities consisting of warrants exercisable at prices ranging from $0.10 to $2.75 per share.

4.     Related  party  transactions

During the three months ended March 31, 2001, certain shareholders made advances to the Company totaling RMB726,738. The advances are unsecured, non-interest bearing and are payable on demand.

During the three months ended March 31, 2001 and 2000, the Company earned service income of RMB 46,104 (2000: RMB 0) from affiliated companies.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

FORWARD-LOOKING STATEMENTS. This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. In addition, the Company may from time to time make oral forward-looking statements. Actual results are uncertain and may be impacted by many factors. In particular, certain risks and uncertainties that may impact the accuracy of the forward-looking statements with respect to revenues, expenses and operating results include without limitation; cycles of customer orders, general economic and competitive conditions and changing customer trends, technological advances and the number and timing of new product introductions, shipments of products and components from foreign suppliers, and changes in the mix of products ordered by customers. As a result, the actual results may differ materially from those projected in the forward-looking statements.

Because of these and other factors that may affect the Company's operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

The following discussion and analysis provides certain information, which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the year ended March 31, 2001 and 2000. This discussion and analysis should be read in conjunction with the Company's financial statements and related footnotes.

OVERVIEW:

Organization - China Gateway Holdings Inc., formerly Orient Packaging Holdings Ltd. (the "Company"), was incorporated in the State of Delaware on June 26, 1997. Effective June 27, 1997, the Company issued 2,310,000 shares of common stock to the shareholders of Orient Investments Limited, a British Virgin Islands company incorporated on January 9, 1997 ("Orient Investment"), in exchange for 100% of the capital stock of Orient Investment. Orient Investment owned a 100% interest in Orient Packaging Limited ("Orient Packaging"), which was incorporated in the British Virgin Islands on May 25, 1993, originally as Orient Financial Services Limited.

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

On March 20, 2001, after continuous negotiations with Wuhan Dong Feng Paper Mill Company, its Joint Venture partner in China, the Company entered into a formal Termination Agreement with them in accordance with Article 68(2) and Article 68(5) of the Joint Venture's Articles of Association and other relevant provisions in the Joint Venture Agreement. In accordance with said Termination

Agreement, the joint venture was terminated effective December 31, 2000 and each of the partners in the Joint Venture agreed not to pursue or make claims against the other for any damages, compensation or liabilities. On April 9, 2001, the Company received a formal legal opinion from China Law Office in Hong Kong, as to the validity of the termination and the mutual releases in the March 20th, 2001 Joint Venture Termination Agreement. China Law Office is the sole foreign Law firm in Hong Kong to practice the laws and regulations of the Peoples Republic of China, with the approval of the Peoples Republic of China's Ministry of Justice.

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

On April 25, 2001 the Company reached a formalized Acquisition Agreement with The Glory Famous (Groups) Limited to acquire all the issued and outstanding stock of H.K. Giantrich International Groups, Limited, a Niue corporation with its corporate headquarters located in Hong Kong ("Giantrich") in exchange for 25,000,000 newly issued shares of China Gateway common stock. The acquisition of Giantrich was approved of the Board of Directors of both companies. After the intended acquisition, which will be in effect a reverse merger, the former owner of Giantrich will become the majority shareholder and thereby assume control of the Company. As part of the control, new management will be introduced to the Company.

Giantrich owns all the rights to extract coal and other natural resources from a significant operating coal mine in the Shandong Province of China. On September 28, 2000, Giantrich acquired the coal mining rights from a state-owned enterprise in the Peoples Republic of China. The majority of the coal products produced in the mine are destined for local distribution in China. A small portion of its coal products is exported through an approved agent in the Peoples Republic of China. In accordance with the September 28, 2000 acquisition agreement between Giantrich and the state-owned enterprise in the Peoples Republic of China, the mining operation assets has been assessed to have a value of RMB 267,999,600.

Consolidated  Results  of  Operations:

Three  Months  Ended  March  31,  2001  and  2000:

Administrative and General Expenses - For the three months ended March 31, 2001, administrative and general expenses were RMB 612,565, as compared to administrative and general expenses of RMB 847,142 a decrease of RMB 234,577. The decrease is primarily due to decreased legal and professional fees.

Other Income (Expense) - The Company had interest income of RMB 48 and service income of RMB 46,104 from affiliated companies during the three months ended March 31, 2001. The Company had interest income of RMB 1,605 and no service income during the three months ended March 31, 2000.

Income Taxes - The Company did not recognize any income taxes for the three months ended March 31, 2001 and 2000. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiaries are not liable for income taxes.

Discontinued  Operation  -  Income  from  discontinued  operations  of the Joint
Venture  were  RMB  2,009,853  for  the  three  months  ended  March  31,  2000.

Net Income/Loss from Operations - Net loss was RMB 566,413 for the three months ended March 31, 2001, as compared to a net income of RMB 1,164,316 for the three months ended March 31, 2000. Loss from continuing operations was RMB 566,413 and RMB 845,537 for the three months ended March 31, 2001 and 2000, respectively, and income from discontinued operations was RMB 2,009,853 for the three months ended March 31, 2000. Basic and diluted net loss per share was RMB 0.13 for the three months ended March 31, 2001. For the three months ended March 31, 2000, net income per share was RMB 0.27 (basic) and RMB 0.26 (diluted), basic and diluted loss per share from continuing operations was RMB 0.20, and income per share from discontinued operations was RMB 0.47 (basic) and RMB 0.45 (diluted).

Consolidated  Financial  Condition  -  March  31,  2001:

Liquidity  and  Capital  Resources:

Operating - For the three months ended March 31, 2001, the Company's operations utilized cash resources of RMB 790,853, as compared to generating cash resources of RMB 665,887 for the three months ended March 31, 2000.

Investing - The Company did not have any cash flows from investing activities during the three months ended March 31, 2001 and 2000.

Financing - Certain shareholders made advances to the Company totaling RMB 726,738 during the three months ended March 31, 2001, which are unsecured, non-interest bearing and are payable on demand.

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

  (b)  Reports  on  Form  8-K:

       Three  Months  Ended  March  31,  2001  -  None

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




                                                  CHINA  GATEWAY  HOLDINGS  INC.
                                                  ------------------------------
                                                          (Registrant)



Date:                                             By:  /s/  DANNY  WU
                                                  -----------------------------
                                                  Danny  Wu
                                                  Chief  Executive Officer
                                                  (Duly  Authorized  Officer)




Date:                                             By:  /s/  CARL  YUEN
                                                  ------------------------------
                                                  Carl  Yuen
                                                  Account  and  Finance Manager
                                                  (Principal Financial
                                                  and  Accounting Officer)