Form 10QSB
period 2001-06-30
CHINA GATEWAY HOLDINGS INC
filed 2001-08-20
CIK 1043605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the  Quarterly  Period  Ended  June  30,  2001

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

          Suite 706 Dominion Centre, 43-59 Queen's Road East, Hong Kong
             ------------------------------------------------------
                    (Address of principal executive offices)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] As of June 30, 2001, the Company had 4,307,158 shares of common stock issued and outstanding. Transitional Small Business Disclosure Format: Yes [ ] No [X] Documents incorporated by reference: None.

                           CHINA GATEWAY HOLDINGS INC.

                                      INDEX


PART  I.   FINANCIAL  INFORMATION

     Item  1.  Financial  Statements

          Consolidated Balance Sheets (Unaudited) - June 30, 2001 and December 31, 2000

          Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) - Three Months and Six Months Ended June 30, 2001 and 2000

          Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2001 and 2000

          Notes to Consolidated Financial Statements (Unaudited) - Six Months Ended June 30, 2001 and 2000

     Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation


PART  II.  OTHER  INFORMATION

     Item  6.  Exhibits  and  Reports  on  Form  8-K


   SIGNATURES

CHINA  GATEWAY  HOLDINGS  INC.
CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)

                                                                                   December 31,
                                                             June 30, 2001            2000
                                                                   USD           RMB           RMB
ASSETS

Current Assets:
  Cash                                                        $     5,131        42,482        80,085
  Deposits and other current assets                                 8,711        72,122        77,402
                                                              ----------------------------------------

    Total current assets                                           13,842       114,604       157,487
                                                              ----------------------------------------

Property, plant and equipment, net
       of accumulated depreciation                                  6,943        57,481        66,615
                                                              ----------------------------------------

    Total assets                                              $    20,785       172,085       224,102
                                                              ========================================

LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                            $   109,383       905,615       905,615
  Other payable and accrued expenses                              113,751       941,775     1,087,312
  Due to Joint Venturer                                             2,360        19,546        19,546
  Due to related parties                                          475,946     3,940,500     3,090,580
                                                              ----------------------------------------

    Total liabilities (all current)                               701,440     5,807,436     5,103,053
                                                              ----------------------------------------

Shareholders' equity (deficit):
  Common stock, US $0.0001 par value,
    authorized 50,000,000 shares; issued and
    outstanding; 4,307,158 shares at June 30, 2001                    431         3,568         3,568
  Capital in excess of par                                      5,063,867    41,925,275    41,925,275
  Deficit                                                      (5,755,334)  (47,650,137)  (46,893,737)
  Accumulated comprehensive income (loss)                          10,381        85,943        85,943
                                                              ----------------------------------------

    Total shareholders' equity (deficit)                         (680,655)   (5,635,351)   (4,878,951)
                                                              ----------------------------------------

    Total liabilities and shareholders' equity (deficit)      $    20,785       172,085       224,102
                                                              ========================================

See notes to consolidated financial statements.

CHINA GATEWAY HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                 2001          2001          2000
                                                                  USD           RMB           RMB

Net sales                                                     $         -             -             -
Cost of sales                                                           -             -             -
                                                              ----------------------------------------
Gross profit                                                            -             -             -


General and administrative expenses                                23,549       194,973       626,587
                                                              ----------------------------------------
                                                                  (23,549)     (194,973)     (626,587)


Other income:
  Interest income                                                       2            14           840
  Other                                                               600         4,971             -
                                                              ----------------------------------------

 Loss  from continuing operations                                 (22,947)     (189,988)     (625,747)

 Loss from discontinued operations of joint venture                     -             -    (1,888,723)
                                                              ----------------------------------------

Net loss                                                      $   (22,947)     (189,988)   (2,514,470)
                                                              ========================================

Other comprehensive income:
    Foreign currency translation adjustment                             -             -        11,072
                                                              ----------------------------------------

Comprehensive loss                                            $   (22,947)     (189,988)   (2,503,398)
                                                              ========================================

Earnings (loss) per common share:
  Loss from continuing operations                             $     (0.01)        (0.04)        (0.15)
                                                              ========================================
  Basic  Loss from discontinued operations                    $         -             -         (0.44)
                                                              ========================================
  Net loss                                                    $     (0.01)        (0.04)        (0.58)
                                                              ========================================

Weighted average number of common
    shares outstanding:
  Basic                                                       $ 4,307,158     4,307,158     4,307,158
                                                              ========================================

See notes to consolidated financial statements.

CHINA GATEWAY HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                                                 2001          2001          2000
                                                                  USD           RMB           RMB

Net sales                                                     $         -             -             -
Cost of sales                                                           -             -             -
                                                              ----------------------------------------
Gross profit                                                            -             -             -

General and administrative expenses                                97,537       807,538     1,473,729
                                                              ----------------------------------------

                                                                  (97,537)     (807,538)   (1,473,729)

Other income:
  Interest income                                                       7            62         2,445
  Other                                                             6,169        51,075             -
                                                              ----------------------------------------

Loss from continuing operations                                   (91,361)     (756,401)   (1,471,284)

Income from discontinued operations of joint venture                    -             -       121,130
                                                              ----------------------------------------

Net Loss                                                      $   (91,361)     (756,401)   (1,350,154)

Other comprehensive income:
    Foreign currency translation adjustment                             -             -        13,069
                                                              ----------------------------------------
Comprehensive loss                                            $   (91,361)     (756,401)   (1,337,085)
                                                              ========================================

Earnings (loss) per common share:
  Loss from continuing operations                             $     (0.02)        (0.18)        (0.34)
                                                              ========================================
  Income from discontinued operations                         $         -             -          0.03
                                                              ========================================
  Net loss                                                    $     (0.02)        (0.18)        (0.31)
                                                              ========================================

Weighted average number of common
    shares outstanding:
  Basic                                                         4,307,158     4,307,158     4,307,158
                                                              ========================================


See notes to consolidated financial statements.

CHINA GATEWAY HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                                                 2001          2001          2000
                                                                  USD           RMB           RMB
                                                              ----------------------------------------
Operating activities:
Net loss                                                      $   (91,361)     (756,401)   (1,350,154)
Adjustment to reconcile net
  loss to net cash used in
  operating activities:
  Income from discontinued operations                                   -             -      (121,130)
  Depreciation                                                      1,103         9,135        10,772
  Changes in operating assets and liabilities:
    (Increase) decrease in -
      Deposits and other current assets                               638         5,280       165,762
    Increase (decrease) in -
      Other payable and accrued expenses                          (17,578)     (145,537)      121,536
      Amount due to affiliates                                          -             -     1,252,098
                                                              ----------------------------------------

Net cash (used in) provided by
  operating activities                                           (107,198)     (887,523)       78,884
                                                              ----------------------------------------

Financing activities:
  Increase in due to related parties                              102,656       849,920             -
                                                              ----------------------------------------

Net cash provided by financing activities                         102,656       849,920             -
                                                              ----------------------------------------

Effect of exchange rate on cash                                         -             -        30,607
                                                              ----------------------------------------

(Decrease) increase in cash                                        (4,542)      (37,603)      109,491

Cash, beginning                                                     9,673        80,085        48,169
                                                              ----------------------------------------

Cash, ending                                                  $     5,131        42,482       157,660
                                                              ========================================
See notes to consolidated financial statements.

CHINA GATEWAY HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2001 AND 2000

1.   ORGANIZATION  AND  BASIC  PRESENTATION

Basic of Presentation - The accompanying consolidated financial statements include the operations of China Gateway Holdings Inc. and its wholly-owned and majority-owned subsidiaries (the "Company"). All material intercompany balances and transactions are eliminated on consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and have been presented in Chinese Renminbi ("RMB").

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

Translation of amounts from RMB into the USD for the convenience of the reader has been made at the exchange rate as quoted by the People's Bank of China at June 30, 2001 of US$1.00 = RMB8.30. No representation is made that the RMB amounts could have been, or could be, converted into USD at that rate or any other certain rate.

Business - On June 30, 2001, the Company and The Glory Famous (Groups) Limited terminated their Acquisition Agreement dated as of April 25, 2001, which provided for the Company's intention to engage in the business of coal mining in the Shangdong Province of the People's Republic of China.

Comments - The accompanying consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2001, the results of operations for the three and six months ended June 30, 2001 and 2000, and the cash flows for the six months ended June 30, 2001 and 2000. The consolidated balance sheet as of December 31, 2000 is derived from the Company's audited financial statements.

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

The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2001.

2.   INCOME  TAXES

The Company did not recognize any income taxes for the three and six month periods ended June 30, 2001 and 2000 as it incurred losses in each period. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiaries are not liable for income taxes.

3.   EARNINGS  PER  SHARE

Basic earnings per share is based on the weighted average shares of common stock outstanding. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce loss per share or increase earnings per share.

Basic and diluted weighted average common shares outstanding during the three and six month periods ended June 30, 2001 and 2000 were 4,307,158.

4.   RELATED  PARTY  TRANSACTIONS

During the six months ended June 30, 2001, certain shareholders made advances to the Company totaling RMB 849,920. The advances are unsecured, non interest bearing and are payable on demand.

During the six months ended June 30, 2001, the Company earned service income of RMB 51,075 from affiliated companies.

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

The following discussion and analysis provides certain information, which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the six months ended June 30, 2001 and 2000. This discussion and analysis should be read in conjunction with the Company's financial statements and related footnotes.

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

With the termination of the Joint Venture, the Company has no operations at this time.

Consolidated  Results  of  Operations:

Three Months Ended June 30, 2001 and 2000:

Administrative and General Expenses. For the three months ended June 30, 2001, administrative and general expenses were RMB 194,973, as compared to administrative and general expenses of RMB 626,587 for the three months ended June 30, 2000. The decrease is primarily due to the decreased legal and professional fees.

Other Income (Expense). The Company had interest income of RMB 14 and service income of RMB 4,971 from affiliated companies during the three months ended June 30, 2001. The Company had interest income of RMB 840 and no service income during the three months ended June 30, 2000.

Income Taxes. The Company did not recognize any income taxes for the three months ended June 30, 2001 and 2000 as it incurred losses in each period. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiaries are not liable for income taxes.

Discontinued  Operation.     Loss  from  discontinued  operations  of  the Joint
Venture  were  RMB  1,888,723  for  the  three  months  ended  June  30,  2000.

Net Income/Loss from Operations. Net loss was RMB 189,988 for the three months ended June 30, 2001, as compared to a net loss of RMB 2,514,470 for the three months ended June 30, 2000. Loss from continuing operations was RMB 189,988 and 625,747 for the three months ended June 30, 2001 and 2000, respectively. Loss from discontinued operations was RMB 1,888,723 for the three months ended June 30, 2001. Net loss per share was RMB 0.04 and RMB 0.58 for the three months ended June 30, 2001 and 2000. For the three months ended June 30, 2001 and 2000, loss per share from continuing operations was RMB 0.04 and RMB 0.15. For the three months ended June 30, 2000, loss per share from discontinued operations was RMB 0.44.

Six Months Ended June 30, 2001 and 2000:

Administrative and General Expenses. For the six months ended June 30, 2001, administrative and general expenses were RMB 807,538, as compared to administrative and general expenses of RMB 1,473,729 for the six months ended June 30, 2000. The decrease is primarily due to the decreased legal and professional fees.

Other Income (Expense). The Company had interest income of RMB 62 and service income of RMB 51,075 from affiliated companies during the six months ended June 30, 2001. The Company had interest income of RMB 2,445, and no service income during the six months ended June 30, 2000.

Income Taxes. The Company did not recognize any income taxes for the six months ended June 30, 2001 and 2000 as it incurred losses in each period. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiaries are not liable for income taxes.

Discontinued  Operation.     Income  from  discontinued  operations of the Joint
Venture  were  RMB  121,130  for  the  six  months  ended  June  30,  2000.

Net Income/Loss from Operations. Net loss was RMB 756,401 for the six months ended June 30, 2001, as compared to a net loss of RMB 1,350,154 for the six months ended June 30, 2000. Loss from continuing operations was RMB 756,401 and RMB 1,471,284 for the six months ended June 30, 2001 and 2000, respectively. Income from discontinued operations was RMB 121,130 for the six months ended June 30, 2001. Net loss per share was RMB 0.18 and RMB 0.31 for the six months ended June 30, 2001 and 2000. For the six months ended June 30, 2001 and 2000, loss per share from continuing operations was RMB 0.18 and RMB 0.34. For the six months ended June 30, 2000, income per share from discontinued operations was RMB 0.03.

Consolidated Financial Condition - June 30, 2001:

Liquidity and Capital Resources:

The Company's financial statements for the three and six months periods ended June 30, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months-ended June 30, 2001, the Company reported a net loss of RMB756,401 and, at June 30, 2001 has a stockholder' deficit of RMB5,635,351. The Independent Auditors' Report on the company's financial statements as of and for the year ended December 31, 2000 included a "going concern" explanatory paragraph which means that the auditors expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns primarily included the Company's March 16, 2001 entry into a letter of intent to acquire all the issued and outstanding stock of H.K. Giantich International Groups, Limited, a Niue corporation with operations in the PRC and with corporate headquarters located in Hong Kong in exchange for 25,000,000 shares of China Gateway common stock. On April 25, 2001 the letter of intent was formalized into an Acquisition Agreement was terminated. On July 19, 2001 the company entered into a marketing advisory agreement whereby the Company has engaged a consultant to assist in identifying an alternative industrial partner/investor for the Company.

Operating.     For  the six months ended June 30, 2001, the Company's operations utilized cash resources of RMB 887,523, as compared to generating cash resources of RMB 78,884 for the three months ended June 30, 2000.

Investing.     The  Company did not have any cash flow from investing activities during  the  six  months  ended  June  30,  2001  and  2000.

Financing.     Certain  shareholders  made  advances to the Company totaling RMB
849,920 during the six months ended June 30, 2001, which are unsecured, non-interest bearing and are payable on demand.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

     (b)  Reports  on  Form  8-K:

     During and subsequent to the six months ended June 30, 2001, the Company filed the following reports on Form 8-K:


     Form    Filing  Date          Event  Reported
     ----    ------------          ---------------
     8-K     April 25, 2001        A  report  on  Form  8-K  (item  5),  which
                                   announced  the  Company  reached a formalized
                                   Acquisition  Agreement  with the Glory Famous
                                   (Groups) Limited for engaging in the business of coal mining in the Shangdong Province of the People's Republic of China.

     8-K     May 25, 2001          A  report  on  Form  8-K  (item  5),  which
                                   announced the Company's principal executive office was relocated.

     8-K     July 13, 2001         A  report  on  Form  8-K  (item  5),  which
                                   announced  the  Company  and The Glory famous
                                   (Groups) Limited terminated their Acquisition
                                   Agreement dated as of April 25, 2001, and stated that the Company decided to terminate the services of its transfer agent, U.S.
                                   Stock  Transfer  Corp.,  and appointed Nevada
                                   Agency & Trust Company as the new transfer agent.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               CHINA  GATEWAY  HOLDINGS  INC.
                                               ---------------------------------
                                               (Registrant)





Date:  August 20, 2001                         By: /s/ DANNY WU
                                               ---------------------------------
                                               Danny  Wu
                                               Chief  Executive Officer
                                              (Duly Authorized Officer)




Date:  August 20, 2001                         By: /s/ CARL YUEN
                                               ---------------------------------
                                               Carl  Yuen
                                               Account  and  Finance
                                               Manager
                                               (Principal  Financial
                                               and  Accounting  Officer)