Form 10QSB
period 2001-09-30
CHEMICAL CONSORTIUM HOLDINGS  INC
filed 2001-11-19
CIK 1043605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the  Quarterly  Period  Ended  September  30,  2001

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For  the  transition  period  from  _________  to  _________

                         Commission File Number: 0-28819

                       CHEMICAL CONSORTIUM HOLDINGS, INC.
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               Delaware                                  91-2159311
    -------------------------------               ----------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                Identification Number)

               814 Lakeway Drive, Suite 262, Bellingham, WA 98226
       ------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (360) 676-9016
                 -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                           China Gateway Holdings Inc.
                          343 Queen's Road E, Suite 706
                                    Hong  Kong
         ---------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [  ]

As of November 15, 2001, the Company had 49,107,158 shares of common stock issued and outstanding.

Transitional  Small  Business  Disclosure  Format:  Yes  [  ]  No  [X]

Documents  incorporated  by  reference:  None.

                       CHEMICAL CONSORTIUM HOLDINGS, INC.

                                      INDEX


PART  I.   FINANCIAL  INFORMATION

     Item  1.  Financial  Statements

               Consolidated Balance Sheets - September 30, 2001 (Unaudited) and December 31, 2000

               Consolidated  Statements  of  Operations and Comprehensive Income
               (Loss)  (Unaudited)  -  Nine  Months Ended September 30, 2001 and
               2000

               Consolidated Statements of Cash Flows (Unaudited) - Three Months and Nine Months Ended September 31, 2001 and 2000

               Notes to Consolidated Financial Statements (Unaudited) - Three Months and Nine Months Ended September 30, 2001 and 2000

     Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation


PART  II.  OTHER  INFORMATION

     Item  6.  Exhibits  and  Reports  on  Form  8-K


SIGNATURES

CHEMICAL CONSORTIUM HOLDINGS, INC.
(FORMERLY CHINA GATEWAY HOLDINGS INC.)
CONSOLIDATED BALANCE SHEETS

                                                                Sept 30, 2001        December 31,
                                                                 (UNAUDITED)            2000
                                                               USD          RMB          RMB
ASSETS

Current Assets:
  Cash                                                    $      796         6,588        80,085
  Deposits and other current assets                            7,211        59,700        77,402
                                                          -----------  ------------  ------------

    Total current assets                                       8,007        66,288       157,487
                                                          -----------  ------------  ------------

Property, plant and equipment, net
  of accumulated depreciation                                  6,242        51,680        66,615
                                                          -----------  ------------  ------------

    Total assets                                          $   14,249       117,968       224,102
                                                          ===========  ============  ============


LIABILITIES AND SHAREHOLDERS'
DEFICIT

Current liabilities:
  Accounts payable                                        $  109,383       905,615       905,615
  Other payable and accrued expenses                          92,583       766,523     1,087,312
  Due to Joint Venturer                                            -             -        19,546
  Due to related parties                                     515,303     4,266,345     3,090,580
                                                          -----------  ------------  ------------

    Total liabilities (all current)                          717,269     5,938,483     5,103,053
                                                          -----------  ------------  ------------

Shareholders' deficit:
  Common stock, US $0.0001 par value,
    authorized 50,000,000 shares; issued and
    outstanding; 4,307,158 shares at September 30, 2001          431         3,568         3,568
  Capital in excess of par                                 5,063,867    41,925,275    41,925,275
  Deficit                                                 (5,777,697)  (47,835,288)  (46,893,737)
  Accumulated comprehensive income                            10,379        85,930        85,943
                                                          -----------  ------------  ------------

    Total shareholders' deficit                             (703,020)   (5,820,515)   (4,878,951)
                                                          -----------  ------------  ------------

    Total liabilities and shareholders' deficit           $   14,249       117,968       224,102
                                                          ===========  ============  ============


See  notes  to  consolidated  financial  statements.

CHEMICAL  CONSORTIUM  HOLDINGS,  INC.
(FORMERLY  CHINA  GATEWAY  HOLDINGS  INC.)
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  AND
COMPREHENSIVE  INCOME  (LOSS)  (UNAUDITED)
THREE  MONTHS  ENDED  SEPTEMBER  30,  2001  AND  2000

                                                       2001        2001        2000
                                                        USD         RMB         RMB
Net sales                                                   -           -            -
Cost of sales                                       $       -           -            -
                                                    ----------  ----------  -----------
Gross profit                                                -           -            -

General and administrative expenses                    24,736     204,797      757,924
                                                    ----------  ----------  -----------

                                                      (24,736)   (204,797)    (757,924)
                                                    ----------  ----------  -----------
Other income:
  Interest income                                          12         100        2,073
                                                    ----------  ----------  -----------

Loss from continuing operations                       (24,724)   (204,697)    (755,851)

Income (loss) from
    discontinued operations of joint venture            2,361      19,547     (925,904)
                                                    ----------  ----------  -----------

Net loss                                            $ (22,363)   (185,150)  (1,681,755)
                                                    ==========  ==========  ===========

Other comprehensive income:
    Foreign currency translation adjustment                 -           -       30,349
                                                    ----------  ----------  -----------

Comprehensive loss                                  $ (22,363)   (185,150)  (1,651,406)
                                                    ==========  ==========  ===========

Loss per common share:
  Loss from continuing operations                   $   (0.01)      (0.04)       (0.18)
                                                    ==========  ==========  ===========
  Loss from discontinued operations                 $       -           -        (0.21)
                                                    ==========  ==========  ===========
  Net loss                                          $   (0.01)      (0.04)       (0.39)
                                                    ==========  ==========  ===========

Weighted average number of common
    shares outstanding:
  Basic and diluted                                 4,307,158   4,307,158    4,307,158
                                                    ==========  ==========  ===========

See  notes  to  consolidated  financial  statements.

CHEMICAL  CONSORTIUM  HOLDINGS,  INC
(FORMERLY  CHINA  GATEWAY  HOLDINGS  INC.)
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  AND
COMPREHENSIVE  INCOME  (LOSS)  (UNAUDITED)
NINE  MONTHS  ENDED  SEPTEMBER  30,  2001  AND  2000


                                                         2001        2001         2000
                                                          USD         RMB          RMB
Net sales                                             $       -            -            -
Cost of sales                                                 -            -            -
                                                      ----------  -----------  -----------
Gross profit                                                  -            -            -

General and administrative expenses                     122,273    1,012,335    2,231,653
                                                      ----------  -----------  -----------

                                                       (122,273)  (1,012,335)  (2,231,653)
                                                      ----------  -----------  -----------
Other income:
  Interest income                                            20          162        4,518
  Other                                                   6,168       51,075            -
                                                      ----------  -----------  -----------

Loss from continuing operations                        (116,085)    (961,098)  (2,227,135)

Income (loss) from
    discontinued operations of joint venture              2,361       19,547     (804,774)
                                                      ----------  -----------  -----------

Net loss                                              $(113,724)    (941,551)  (3,031,909)
                                                      ==========  ===========  ===========

Other comprehensive income:
    Foreign currency translation adjustment                   -            -       43,418
                                                      ----------  -----------  -----------

Comprehensive loss                                    $(113,724)    (941,551)  (2,988,491)
                                                      ==========  ===========  ===========

Loss per common share:
  Loss from continuing operations                     $   (0.03)       (0.22)       (0.52)
                                                      ==========  ===========  ===========
  Income from discontinued operations                 $       0            0        (0.19)
                                                      ==========  ===========  ===========
  Net loss                                            $   (0.03)       (0.22)       (0.70)
                                                      ==========  ===========  ===========

Weighted average number of common
  shares outstanding:
  Basic and diluted                                   4,307,158    4,307,158    4,307,158
                                                      ==========  ===========  ===========


See  notes  to  consolidated  financial  statements.

CHINA  GATEWAY  HOLDINGS  INC.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOW  (UNAUDITED)
 NINE  MONTHS  ENDED  SEPTEMBER  30,  2001  AND  2000


                                                       2001               2001           2000
                                                        USD                RMB            RMB
                                                ------------------------------------------------
Operating activities:
Net loss                                        $       (113,724)         (941,551)  (3,031,909)
Adjustment to reconcile net income
  Loss to net cash used in
  operating activities:
  (Income) Loss from discontinued operations              (2,361)          (19,547)     804,774
  Depreciation                                             1,805            14,935       16,850
  Changes in operating assets and liabilities:
    (Increase) decrease in -
      Deposits and other current assets                    2,138            17,703      653,177
    Increase (decrease) in -
      Other payable and accrued expenses                 (38,746)         (320,789)     126,041
      Amount due to affiliates                                 -                 -    1,531,752
                                                -----------------  ----------------  -----------

Net cash (used in) provided by
  operating activities                                  (150,888)       (1,249,249)     100,685
                                                -----------------  ----------------  -----------

Financing activities:
  Increase in due to related parties                     142,013         1,175,765            -
                                                -----------------  ----------------  -----------

Net cash provided by financing activities                142,013         1,175,765            -
                                                -----------------  ----------------  -----------

Effect of exchange rate on cash                               (2)              (13)      43,418
                                                -----------------  ----------------  -----------

(Decrease) increase in cash                               (8,877)          (73,497)     144,103

Cash, beginning                                            9,673            80,085       48,169
                                                -----------------  ----------------  -----------

Cash, ending                                    $            796             6,588      192,272
                                                =================  ================  ===========

See  notes  to  consolidated  financial  statements.

                       CHEMICAL CONSORTIUM HOLDINGS, INC.
                     (FORMERLY CHINA GATEWAY HOLDINGS INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

1.  ORGANIZATION  AND  BASIS  PRESENTATION

Basic of Presentation - The accompanying consolidated financial statements include the operations of Chemical Consortium Holdings, Inc. (formerly China Gateway Holdings Inc.) and its wholly-owned and majority-owned subsidiaries (the Company). All material intercompany balances and transactions are eliminated on consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and have been presented in Chinese Renminbi (RMB).

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

Business - On September 6, 2001 the Company reached a formalized Acquisition Agreement to purchase all the issued and outstanding stock of Chemical Consortium, Inc. a Washington state corporation with its corporate headquarters located in Bellingham, Washington (hereinafter "ChemCon"). The Agreement called for a stock for stock exchange in which China Gateway acquired all of the issued and outstanding common stock of ChemCon in exchange for the issuance of 44,800,000 shares of its common stock. As a result of this transaction, ChemCon became a wholly-owned subsidiary of China Gateway.

On October 2, 2001, a change in control of the Company occurred in conjunction with the closing under the Acquisition Agreement dated September 6, 2001, with ChemCon. At closing, ChemCon's shareholder received approximately 90% of the outstanding post-merger common stock of the Company in exchange for his share in ChemCon. The transaction was accounted for as an acquisition of the Company by ChemCon and a recapitalization of ChemCon. On an unaudited proforma basis, if the acquisition had occurred on July 1, 2001, for the period from July 1, 2001 through September 30, 2001 the net loss from continuing operations would have been approximately $42,000, the net loss would have been approximately $40,000, and the net loss per share would have been less than $0.01. In accordance with the Acquisition Agreement, on October 9, 2001 the Company changed its name to Chemical Consortium Holdings, Inc., increased its authorized number of shares of common stock to 100,000,000, and changed the corporate office to Bellingham, Washington. In addition, on October 12, 2001 the Company applied for and acquired a employer identification number, applied for and received a new CUSIP number, and applied for and received from the NASD a new trading symbol, CCSH.

Foreign Currency Translation - Through September 30, 2001, the functional currency of the Company's prior operations in the People's Republic of China
(PRC) is the RMB. The accounts of foreign operations are prepared in their local currency and translated into RMB using the applicable rate of exchange. The resulting translation adjustments are included in comprehensive income (loss). Transactions denominated in currencies other than the RMB are translated into RMB at the applicable exchange rates. Monetary assets and liabilities denominated in other currencies are translated into RMB at the applicable rate of exchange at the balance sheet date. The resulting exchange gains or losses are credited or charged to the consolidated statement of operations.

The company's share capital is denominated in USD and the reporting currency is the RMB.

Translation of amounts from RMB into the USD for the convenience of the reader has been made at the exchange rate as quoted by the People's Bank of China at September 30, 2001 of US$1.00 = RMB8.30. No representation is made that the RMB amounts could have been, or could be, converted into USD at that rate or any other certain rate.

Comments - The accompanying consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2001, the results of operations for the three and nine months ended September 30, 2001 and 2000, and the cash flows for the nine months ended September 30, 2001 and 2000. The consolidated balance sheet as of December 31, 2000 is derived from the Company's audited financial statements.

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

The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2001.

2.  INCOME  TAXES

The Company did not recognize any income taxes for the three and nine month periods ended September 30, 2001 and 2000 as it incurred losses in each period. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiaries are not liable for income taxes.

3.  EARNINGS  PER  SHARE

Basic earnings per share is based on the weighted average shares of common stock outstanding. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce loss per share or increase earnings per share.

Basic and diluted weighted average common shares outstanding during the three and nine month periods ended September 30, 2001 and 2000 were 4,307,158.

4.  RELATED  PARTY  TRANSACTIONS

During the nine months ended September 30, 2001, certain shareholders made advances to the Company totaling RMB 1,175,765. The advances are unsecured, non interest bearing and are payable on demand.

During the nine months ended September 30, 2001, the Company earned service income of RMB 51,075 from affiliated companies.

5.  SUBSEQUENT  EVENT

On October 1, 2001, the Company entered into a letter of intent to purchase an exclusive ten-year license for the industrial exploitation of patented Lipoclean technology which is used in the pulp, paper working, and lubricant industries in North America and in the distribution of the bacteriological cultures in the entire Americas. The purchase is contingent upon the purchase of a chemical blending and mixing facility.

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

The following discussion and analysis provides certain information, which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the nine months ended September 30, 2001 and 2000. This discussion and analysis should be read in conjunction with the Company's financial statements and related footnotes.

OVERVIEW:

Chemical Consortium Holdings, Inc., formerly China Gateway Holdings Inc., formerly Orient Packaging Holdings Ltd. (the Company), was incorporated in the State of Delaware on June 26, 1997. Effective June 27, 1997, the Company issued

2,310,000 shares of common stock to the shareholders of Orient Investments Limited, a British Virgin Islands company incorporated on January 9, 1997 (Orient Investment), in exchange for 100% of the capital stock of Orient Investment. Orient Investment owned a 100% interest in Orient Packaging Limited (Orient Packaging), which was incorporated in the British Virgin Islands on May 25, 1993, originally as Orient Financial Services Limited.

In accordance with an agreement between Orient Packaging and Wuhan Dong Feng Paper Mill Company, a Peoples' Republic of China state-owned enterprise Company dated December 20, 1996 (the Joint Venture Agreement), a Joint Venture was established with a term of 30 years from the date the business license was issued to engage in the manufacture and sale of cartonboard packaging materials. The Joint Venture produced primarily coated and uncoated white-lined chipboard, which were the most common types of cartonboard used in consumer packaging for beverages, dry foodstuffs, pharmaceutical products and other consumer items.

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

On September 6, 2001 the Company reached a formalized Acquisition Agreement to purchase all the issued and outstanding stock of Chemical Consortium, Inc. ("ChemCon"). The Agreement called for a stock for stock exchange in which China Gateway acquires all of the issued and outstanding common stock of ChemCon in exchange for the issuance of 44,800,000 shares of its common stock. As a result of this transaction, ChemCon became a wholly-owned subsidiary of Company.

On October 2, 2001, a change in control of the Company occurred in conjunction with the closing under the Acquisition Agreement dated September 6, 2001, with ChemCon. In accordance with said Acquisition Agreement, on October 9, 2001 the Company changed its name to Chemical Consortium Holdings, Inc., increased its authorized number of shares of common stock to 100,000,000, and changed the corporate office to 814 Lakeway Drive, Suite 262, Bellingham, Washington. In addition, on October 12, 2001 the Company applied for and acquired a employer identification number, applied for and received a new CUSIP number, and applied for and received from the NASD a new trading symbol CCSH to replace CNGH.

Consolidated  Results  of  Operations:

Three Months Ended September 30, 2001 and 2000:

Administrative and General Expenses. For the three months ended September 30, 2001, administrative and general expenses were RMB 204,797, as compared to administrative and general expenses of RMB 757,924 for the three months ended September 30, 2000. The decrease is primarily due to the decrease legal and professional fees.

Other Income (Expense). The Company had interest income of RMB 100 and RMB 2,073 during the three months ended September 30, 2001 and 2000, respectively.

Income Taxes. The Company did not recognize any income taxes for the three months ended September 30, 2001 and 2000 as it incurred losses in each period. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiaries are not liable for income taxes.

Discontinued Operation. (Income) loss from discontinued operations of the Joint Venture were RMB (19,547) and RMB 925,904 for the three months ended September 30, 2001 and 2000 respectively.

Net Income/(Loss). Net loss was RMB 185,150 for the three months ended September 30, 2001, as compared to a net loss of RMB 1,681,755 for the three months ended September 30, 2000. Loss from continuing operations was RMB 204,697 and 755,851 for the three months ended September 30, 2001 and 2000, respectively. (Income) loss from discontinued operations was RMB (19,547) and RMB 925,904 for the three months ended September 30, 2001 and 2000, respectively. Net loss per share was RMB 0.04 and RMB 0.39 for the three months ended September 30, 2001 and 2000. For the three months ended September 30, 2001 and 2000, loss per share from continuing operations was RMB 0.04 and RMB 0.18. For the three months ended September 30, 2000, loss per share from discontinued operations was RMB 0.21.

Nine Months Ended September 30, 2001 and 2000:

Administrative and General Expenses. For the nine months ended September 30, 2001, administrative and general expenses were RMB 1,012,335, as compared to administrative and general expenses of RMB 2,231,653 for the nine months ended September 30, 2000. The decrease is primarily due to decreased legal and professional fees.

Other Income (Expense). The Company had interest income of RMB 162 and service income of RMB 51,075 from affiliated companies during the nine months ended September 30, 2001. The Company had interest income of RMB 4,518, and no service income during the nine months ended September 30, 2000.

Income Taxes. The Company did not recognize any income taxes for the nine months ended September 30, 2001 and 2000 as it incurred losses in each period. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's British Virgin Islands subsidiaries are not liable for income taxes.

Discontinued Operation. Income (loss) from discontinued operations of the Joint Venture was RMB 19,547 and RMB (804,774) for the nine months ended September 30, 2001 and 2000, respectively.

Net Income/(Loss). Net loss was RMB 941,551 for the nine months ended September 30, 2001, as compared to a net loss of RMB 3,031,909 for the nine months ended September 30, 2000. Loss from continuing operations was RMB 961,098 and RMB
2,227,135 for the nine months ended September 30, 2001 and 2000, respectively. (Income) loss from discontinued operations was RMB (19,547) and RMB 804,774 for the nine months ended September 30, 2001 and 2000, respectively. Net loss per share was RMB 0.22 and RMB 0.70 for the nine months ended September 30, 2001 and 2000. For the nine months ended September 30, 2001 and 2000, loss per share from continuing operations was RMB 0.22 and RMB 0.52. For the nine months ended September 30, 2000, loss per share from discontinued operations was RMB 0.19.

Consolidated  Financial  Condition  -  September 30, 2001:

Liquidity  and  Capital  Resources:

The Company's financial statements for the three and nine months periods ended September 30, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine months ended September 30, 2001, the Company reported a net loss of RMB 941,551 and, at September 30, 2001 has a stockholder' deficit of RMB 5,820,515. The Independent Auditors' Report on the company's financial statements as of and for the year ended December 31, 2000 included a going concern explanatory paragraph which means that the auditors expressed substantial doubt about the Company's ability to continue as a going concern. Management has addressed these concerns by reaching a formalized Acquisition Agreement to purchase all the issued and outstanding stock of ChemCon. The Agreement called for a stock exchange in which the Company acquires all of the issued and outstanding common stock of ChemCon in exchange for the issuance of 44,800,000 shares of its common stock. As a result of this transaction, ChemCon became a wholly-owned subsidiary of Company.

Operating. For the nine months ended September 30, 2001, the Company's operations utilized cash resources of RMB 1,249,250, as compared to generating cash resources of RMB 100,685 for the nine months ended September 30, 2000.

Investing. The Company did not have any cash flow from investing activities during the nine months ended September 30, 2001 and 2000.

Financing. Certain shareholders made advances to the Company totaling RMB 1,175,765 during the nine months ended September 30, 2001, which are unsecured, non-interest bearing and are payable on demand.

Foreign Currency Translation - The functional currency of the Company's prior operations in the People's Republic of China ("PRC") is the RMB. The accounts of foreign operations are prepared in their local currency and translated into RMB using the applicable rate of exchange. The resulting translation adjustments are included in comprehensive income (loss). Transactions denominated in currencies other than the RMB are translated into RMB at the applicable exchange rates. Monetary assets and liabilities denominated in other currencies are translated into RMB at the applicable rate of exchange at the balance sheet date. The resulting exchange gains or losses are credited or charged to the consolidated statement of operations.

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

                           PART II. OTHER INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits:

          None

     (b)  Reports  on  Form  8-K:

          During and subsequent to the nine months ended September 30, 2001, the Company filed the following reports on Form 8-K:

          Form   Filing  Date           Event  Reported
          ----   ----------------       -------------------
          8-K    April 12, 2001         A  report  on  Form  8-K (item 5), which
                                        announced  the  Company  reached  a
                                        formalized  Agreement  to  terminate its
                                        Joint Venture interest in the Wuhan Dong
                                        Feng  Paper Company and that it signed a
                                        Letter  of  Intent with the Glory Famous
                                        (Groups)  Limited  for  engaging  in the
                                        business of coal mining in the Shangdong
                                        Province  of  the  People's  Republic of
                                        China.  Item 6 announced the resignation
                                        Mr.  Vincent  Chan  as a Director of the
                                        Company  and  that  he was replaced with
                                        Mr.  Derek  Yu.
          8-K    April  26, 2001        A  report  on  Form  8-K (item 5), which
                                        announced  the  Company  reached  a
                                        formalized  Acquisition  Agreement  with
                                        the  Glory  Famous  (Groups) Limited for
                                        engaging  in the business of coal mining
                                        in  the  Shangdong  Province  of  the
                                        People's  Republic  of  China.
          8-K    May 23, 2001           A  report  on  Form  8-K (item 5), which
                                        announced  the  Company's  principal
                                        executive  office  was  relocated.
          8-K    July 12, 2001          A  report  on  Form  8-K (item 5), which
                                        announced the Company and The Glory famous (Groups) Limited terminated their
                                        Acquisition  Agreement dated as of April
                                        25, 2001, and stated that the Company decided to terminate the services of its transfer agent, U.S. Stock Transfer
                                        Corp.,  and  appointed  Nevada  Agency &
                                        Trust Company as the new transfer agent.

          8-K    September 9, 2001      A  report  on  Form  8-K (item 5), which
                                        announced  the  Company  reached  a
                                        formalized  Acquisition  Agreement  to
                                        purchase  all the issued and outstanding
                                        stock  of  Chemical  Consortium, Inc., a
                                        company  engaged  in  the  business  of
                                        sales,  marketing  and  manufacturing of
                                        chemicals  in  the  pulp,  paper,
                                        metalworking  and  lubricant industries.
          8-K    October  4, 2001       A  report  on  Form  8-K (item 1), which
                                        announced  a  change  in  control of the
                                        Company  in  accordance  with  the
                                        Acquisition  Agreement  with  Chemical
                                        Consortium,  Inc.  which resulted in the
                                        issuance  of  44,800,000  newly  issued
                                        shares.  The  Company's  new  board  of
                                        directors  consists  of  J. Greig as its
                                        chairman,  Lawrence Hon, Danny Wu, Derek
                                        Yu, Ludwig Stromeyer, and Michael Tomko.
                                        In  addition,  in  item  5,  the Company
                                        reported  it  reached a Letter of Intent
                                        with  various  European companies for an
                                        exclusive  license for ten years for the
                                        industrial  exploitation of its patented
                                        Lipoclean  technology.
          8-K    October 9, 2001        A  report  on  Form  8-K (item 5), which
                                        announced the Company filed an Amendment
                                        to  the  Certificate of Incorporation to
                                        rename  the  Company  to  Chemical
                                        Consortium  Holdings,  Inc.,  and  to
                                        increase the number of shares authorized
                                        to  100,000,000.
          8-K   October 17, 2001        A  report  on  Form  8-K (item 5), which
                                        announced that the Company acquired a new tax ID number, received a new CUSIP number, and received from the NASD a new trading symbol CCSH to replace CNGH.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CHEMICAL  CONSORTIUM  HOLDINGS,  INC.
                                           -------------------------------------
                                                      (Registrant)


Date:  November  15,  2001                 By:  /s/ J. GREIG
                                           -------------------------------------
                                           J. Greig, President
                                           (Duly Authorized Officer)


Date:  November  15,  2001                 By:  /s/  J.  GREIG
                                           -------------------------------------
                                           J.  Greig,
                                           (Principal  Financial
                                           and  Accounting  Officer)