Form 10KSB
period 2006-12-31
NEW NRG, INC.
filed 2007-10-17
CIK 1043605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2006

[  ] TRANSISITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 000-26436

New NRG, Inc.

(exact name of small business issuer as specified in its charter)

Delaware	91-2159311
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

1941 Lake Whatcom Blvd., Suite # 212

Bellingham, WA 98229

(Address of principal executive offices)

(877)-840-2053

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value.

Check whether the issuer (1) filed all the reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]   No [X]

Indicate by check mark whether the small business issuer is a shell Company (as defined in Rule 12b-2 of the Exchange Act.)  Yes [ ]   No [X].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrants

{A0041248.DOC}

knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB.  [___]

State issuer’s revenues for its most recent fiscal year.  $0.00

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of September 20, 2007 was $629,978 based upon the closing bid price of $0.25 per share as reported by the trading and market services of the Pink Sheets, LLC.

As of September 20, 2007, there were 11,860,130 common shares outstanding.

{A0041248.DOC}2

Table of Contents

{A0041248.DOC}

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-KSB under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-KSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.

As used in this Form 10-KSB, unless the context requires otherwise, “we” or “us” or the “Company” means New NRG, Inc. and its subsidiaries.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

The Company

New NRG, Inc. (the “Company”) was incorporated in the State of Delaware on June 26, 1997 as Orient Packaging Holdings Ltd.  In January 1999, the Company changed its name to China Gateway Holdings, Ltd.  In September 2001 the Company changed its name to Chemical Consortium Holdings, Inc., and on March 29, 2007, the Company changed its name to New NRG, Inc.

The Company has leased an industrial site at the confluence of the Snake and Columbia rivers in Burbank, Washington, at which the Company plans to construct its first biodiesel manufacturing plant.  To date, its efforts have been devoted principally to developing plans for our projects, engaging service providers and related activities.

Product Features

Biodiesel is a diesel-equivalent fuel made from plant oils.  Biodiesel is biodegradable and non-toxic, and produces significantly fewer emissions than petroleum-based diesel when burned.  In addition to being used in diesel engines, biodiesel can also be used as a heating fuel in domestic and commercial boilers.  Biodiesel can be distributed using today's infrastructure, and its use and production are increasing rapidly.  Fuel stations are beginning to make biodiesel available to consumers, and a growing number of transport fleets use it as an additive in their fuel.

Biodiesel has a viscosity similar to petrodiesel, the industry term for diesel produced from petroleum, and acts as an important lubricant when used as an additive to Ultra-Low Sulfur Diesel (ULSD).  ULSD describes a new EPA standard for the sulfur content in on-

{A0041248.DOC}

road diesel fuel sold in the United States, which went into effect on June 1, 2006.  Sulfur acts as an important lubricant in diesel engines, and by lowering the sulfur content there is a corresponding drop in the fuel's lubricity.  This decrease in lubricating ability results in a minor decrease of energy content (about 1%).  This decrease in energy content may result in reduced fuel economy.  To achieve the sulfur requirements for the new fuel standards, diesel manufacturers include an additive to keep the fuel flowing smoothly, and to prevent engine damage.  A relatively inexpensive lubricious additive is biodiesel.

Much of the world uses a system known as the "B" factor to state the amount of biodiesel in any fuel mix.  For example, fuel containing 20% biodiesel is labeled B20.  Pure biodiesel is referred to as B100.

Glycerin is a byproduct of the biodiesel production process.  Glycerin, sometimes spelled glycerin, is a commercial product whose principal component is glycerol.  The terms glycerin and glycerol are often used interchangeably.  The sale of glycerin produced as a byproduct of biodiesel production is an additional revenue source of biodiesel refineries.

Glycerin possesses a unique combination of physical and chemical properties that are utilized in a myriad of products.  Glycerin has over 1,500 known end uses, including many applications as an ingredient or processing aid in cosmetics, toiletries, personal care, pharmaceuticals and food products.  A clean, odorless, viscous liquid with a sweet taste, glycerin is highly stable under typical storage conditions, compatible with many other chemical materials, virtually non-toxic and non-irritating in its varied uses, and has no known negative environmental effects.  These qualities enable glycerin to be used as a humectants, plasticizer, emollient, thickener, solvent, dispersing medium, lubricant, sweetener, bodying agent, antifreeze and processing aid.  Glycerin is used in the manufacture of soft drinks, candy, cakes, casings for meats and cheese, margarine, salad dressings and dry pet foods.  It is not unusual for glycerin to contribute two or more features or attributes to a product or application.  Glycerin is derived from both natural and petrochemical feed-stocks.

A variety of oils can be used to produce biodiesel.  These oils can be found on the market in large enough quantity to make production runs of up to 400,000 tons feasible.  These include:

·

Virgin oil feedstock, including rapeseed and soybean oils, which are most commonly, used, though other crops such as mustard, palm oil, hemp, jatropha, and even algae show promise;

·

Waste vegetable oil (WVO);

·

Animal fats including tallow, lard, yellow grease and as a byproduct from the production of Omega-3 fatty acids from fish oil.

New NRG is planning on producing three (3) levels of biodiesel fuel: a high-grade canola oil-based biodiesel, a mid-grade soy-based biodiesel, and a low-grade palm and tallow-based biodiesel.  The high-grade biodiesel produced from canola oil will be sold to critical and sensitive applications and to fuel blenders for blending with ULSD.  The mid-

{A0041248.DOC}5

grade biodiesel produced from soybean oil will be sold into the market targeting diesel truck fleets and to fuel blenders for blending with ULSD.  The low-grade biodiesel produced from palm oil and tallow will be sold into industrial, marine and heating oil markets.

Biodiesel Production

The Company intends to purchase biodiesel refining equipment and install it in industrial space which it has leased in Burbank, Washington.  The refining equipment utilizes proven technology to produce biodiesel and is successfully used overseas in a number of plants.  The Company’s site in Burbank, Washington is located along a major water way and rail line, and thus provides the Company with the ability to use multiple feedstocks to create different grades of biodiesel in order to meet different customers’ specific needs and pricing requirements.

Sales and Marketing

The Company plans to build a sales and marketing department that will focus on developing relationships with fuel wholesalers, fuel traders, marketers, blenders and distributors. These groups buy very large quantities of fuel, and are ideally positioned within the fuel distribution network to supply fuel to large numbers of smaller clients.

The production of biodiesel and related products at our initial Burbank plant will be pre-contracted, and any product which has not been pre-sold will not be produced.

Market for Biodiesel

The Company believes the primary market for biodiesel in the United States is currently as an additive to ULSD, and not as a substitute for diesel fuel.  As a result, the Company’s market research is primarily based upon the estimated size of the diesel fuel market within the United States, and the amount of biodiesel that is or will be used as an additive to ULSD.  Over time, Company believes that a market for biodiesel as a substitute for petroleum diesel will develop, leading to even greater demand than is currently forecast.

It has been estimated that the United States consumed 76 billion gallons of diesel fuel in 2006.  The addition of biodiesel in order to create a 2% blend of biodiesel, referred to in the industry as B2, would result in an estimated potential demand of 1.6 billion gallons of biodiesel for 2007.  The National Biodiesel Board estimates that the biodiesel refineries in operation within the United States will only be able to produce approximately half the amount of biodiesel needed to meet this demand.

The market for fuels is very heavily regulated, being subject to numerous state and federal regulations.  As a result, the various state and federal regulations play a very large part in defining the market for petroleum-based diesel and biodiesel.  There are two very important regulatory trends in the fuels market.  The first is the constant lowering of emission standards for fuel.  The second is increasing requirements to have a portion of the blended fuel at the pump be from renewable sources, such a biodiesel or ethanol.

{A0041248.DOC}6

Federal Regulation.  Ultra-low sulfur diesel (ULSD) describes a new EPA standard for the sulfur content in on-road diesel fuel sold in the United States, which went into effect on June 1, 2006.  This new regulation applies to all diesel fuel, diesel fuel additives and distillate fuels blended with diesel for on-road use, such as kerosene.  The EPA is also mandating the use of ULSD fuel in model year 2007 and newer diesel fuel engines designed for on-highway use.  The EPA rule went into effect for non-road, locomotive, and marine (NRLM) diesel fuel on June 1, 2007.

The allowable sulfur content for ULSD (15 ppm) is much lower than the previous U.S. standard for Low Sulfur Diesel (LSD, 500 ppm), which not only reduces emissions of sulfur compounds (blamed for acid rain), but also allows advanced emission control systems to be fitted that would otherwise be poisoned by these compounds.  These systems can greatly reduce emissions of oxides of nitrogen and particulates.

On June 1, 2006, U.S. refiners were required to produce 80% of their annual output as ULSD (15-ppm), and petroleum marketers and retailers were required to label diesel fuel, diesel fuel additives and kerosene pumps with EPA-authorized language disclosing fuel type and sulfur content.  The EPA standards for industry compliance with the new 15 ppm sulfur content went into effect on September 1, 2006 for distribution terminals, and on October 15, 2006 for retail, with the exception of California, which had an earlier effective date.

State Regulations.  Biodiesel mandates are growing, with 15 states already assessing mandates to use B20 (a blend of 20% biodiesel and 80% petroleum diesel) in their vehicles.  Minnesota recently became the first US state to require B2 in all Petroleum Diesel sales at the pump. Washington State has just passed a 2% biodiesel mandate which begins in 2008.  However, more states, such as California, are now looking at biodiesel as a fuel reserve.

West Coast Diesel Market:

The Energy Information Administration estimates that, in 2004, the West Coast consumed 4.9 billion gallons of petroleum diesel and distillate annually. The 2004 Annual EIA report on Distillates by PAD show the breakdown of each individual state as follows:

Washington:	775.9 million gallons
Oregon:	592.2 million gallons
California:	3.2 billion gallons
Alaska:	348.6 million gallons
Total:	4.9 billion gallons

{A0041248.DOC}7

Based on this data, if each of these states were to convert to B2 for ULSD applications, total biodiesel demand on the West Coast would total 98 million gallons annually. This is below the amount the Burbank, Washington plant plans to produce on an annual basis. Additional sales across the US must be found to enable the plant to operate at full capacity, which could be problematic if the expected amount of plants in the US are developed.

The State of Washington has already begun its conversion to B20 by converting over its fleet of state vehicles and conducting tests on its fleet of ferries, which consume about 10.2 million gallons of petroleum diesel fuel annually. The state school bus system consumes another 39.1 million gallons of petroleum diesel annually. Based on B20 use, in state vehicles currently require 31 million gallons of biodiesel. The state has been unable to find enough biodiesel to fully implement this mandate.

The U.S. military has mandates to use B20 in all non-combat vehicles. Washington State houses three of the largest military installations in the US and accounts for 1/8 of all military assets in the United States.  The U.S. Military currently uses in excess of 1.4 billion gallons of petroleum diesel in the Northwest annually. B20 deliveries to military bases in the Northwest could add demand for another 280 million gallons in State of Washington.  The U.S. military is also not able to find enough biodiesel supply to meet its mandate.

Competition

According to the National Biodiesel Board, there are presently 105 companies that have invested in the development of biodiesel refineries and are actively marketing biodiesel.  The National Biodiesel Board reports that the annual production capacity of these refineries is approximately 864 million gallons per year.

Seventy-seven companies have reported that their plants are currently under construction and are scheduled to be completed within the next 18 months.  An additional eight plants are expanding their existing operations.  Their combined capacity, if realized, would result in another 1.7 billion gallons per year of biodiesel production.  This possible increased production could depress the market price of biodiesel and increase the price of feedstocks, which would reduce profitability.

During the years of 2001 through 2006 the Company did not have any customers.

Environmental Regulation

Production of alternative fuels is subject to various federal and state environmental protection and occupational health and safety laws and regulations, not limited to, but including the Environmental Protection Agency Clean Air Act and Clean Water Act. We incur costs (as part of our normal operating expenses) to be in compliance with these regulations.  The potential future costs for environmental compliance could be high and may cause loss of earnings in event of disastrous plant explosions or spillage into the environment. Such costs could be mitigated with appropriate insurance; however, such

{A0041248.DOC}8

insurance may need to be enforced through legal means which could stretch out the amount of time between occurrence and payout by the insurer.

Engine Manufacturer Guidelines

Most major engine manufacturers have established guidelines for biodiesel use in their engines.  The National Biodiesel Board maintains a list of manufacturer statements regarding biodiesel usage.  These statements outline the acceptable quantity and quality of biodiesel that each manufacturer will allow in engines manufactured by it without voiding applicable warranties.  Most of these manufacturers state that the use of blends up to B20 will not void their parts and workmanship warranties.

Specification Standards

Biodiesel is sold under a variety of specifications.  The most commonly requested are ASTM for US applications and EN14214 for Europe.  Many low quality feedstocks do not produce biodiesel which meets these specifications. Specification is critical to the ability to sell the fuel produced.  Water content and cold filter plugging points (CFPP) are the critical components of the specifications.  If the water content is too high, the fuel will require added processing to remove the water.  If the CFPP is too low, the fuel will need to be heated in moderate and cold climates which increases the handling costs and reduces the customer base.  Canola produces a very high grade biodiesel.  The processing technology at the biodiesel refinery will be key to whether the biodiesel meets ASTM standards or exceeds them.

Technological Development

Research in the basic technologies of biodiesel production may result in changes in the industry.  On January 31, 2006, President Bush announced the Advanced Energy Initiative, which will fund additional research in biodiesel technology.  New technologies may develop that would become viable means of biodiesel production in the future.  For instance, Iowa State University is developing nanotechnology that results in faster chemical conversion to biodiesel, with a catalyst that can be recycled and elimination of the wash step in the production process.  This nanotechnology can also be used with a catalyst to efficiently convert animal fats into biodiesel by creating a mixed oxide catalyst that has both acidic and basic catalytic sites.  Acidic catalysts on the particle can convert the free fatty acids to biodiesel while catalysts can convert the oils into fuel.  Technological advances are expected to reduce the processing cost of biodiesel over time.

Employees

The Company currently has three (3) full time employees including the current officers of the Company and one (1) part time employee.  The Company expects that it will need to add additional personnel to its management team and increase the management team to between 5-8 people in total size.  The Company expects to employ some 35 individuals at its Burbank, WA plant, but is unsure of future employee sizes at any future facilities.

ITEM 2.

Properties

{A0041248.DOC}9

The Company does not own any real property.

The Company has entered into a lease of an industrial building with approximately 5 acres of land in Burbank, Washington, at which the Company plans to construct its first biodiesel facility.  The lease is dated May 1, 2007, and is for an initial term of ten years, with two options to extend the lease term for an additional ten years each.  The Company is obligated to pay rent of $5,000 for the first month, $5,800 per month for the second month, and $15,000 per month for the remainder of the lease term, including any extensions, provided that after the fourth year the monthly lease payment will increase on an annual basis by the amount of the consumer price index, subject to an annual cap of 2% per year.  The property has access to a barge slip, and will have ready access to a nearby rail line of the Company constructs a spur to connect to the line.

ITEM 3.

Legal Proceedings.

None.

ITEM 4.

Submission of Matters to a Vote of Security Holders

Other than described below, we are not currently involved in any legal proceedings, which may be deemed to be material to our financial condition.

No matters were submitted to a vote of the shareholders during the year ended 2006

PART II

ITEM 5.

Market for the Registrant’s Common Stock and Related Security Holder Matters

The Company’s common stock is registered with the United States Securities and Exchange Commission under 12(g) of the Securities Exchange Act of 1934.  Until April 30, 2007, the Company’s common stock was traded on the Pink Sheets under the symbol “CCMH.”  Since May 1, 2007 to the present, the Company’s common stock has been traded on the Pink Sheets under the symbol “NNRG.”  The following table summarizes the low and high prices for the Company’s common stock for each of the calendar quarters of 2005 and 2006.

	2006		2005
	High	Low	High	Low
First Quarter	0.83	0.65	0.25	0.25
Second Quarter	1.90	0.25	0.25	0.25
Third Quarter	1.00	0.50	0.97	0.25
Fourth Quarter	0.70	0.25	0.65	0.25

{A0041248.DOC}10

The high and low quotes on the Company’s common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  There were approximately 116 shareholders of record of the common stock as of August 10, 2007. This number does not include an indeterminate number of shareholders whose shares are held by brokers in “street name.”

The Company has not declared any cash dividends on its Common Stock during its fiscal years ended on December 31, 2006 or 2005. The Board of Directors of the Company has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so.  There are no restrictions on the Company's ability to pay dividends.

Securities Issued in Unregistered Transactions

During the year ended December 31, 2006, the Company issued securities in the following unregistered transactions:

During 2006, the Company issued 1,432,243 shares of its common stock and 2,559,140 warrants exercisable at prices between $0.50 to $3 per share to twelve investors in consideration for $776,500.  All of the investors were accredited investors, as such term is defined in Regulation D.

The securities were issued pursuant to a private offering conducted pursuant to Rule 506 of Regulation D.

Issuer Purchases of Equity Securities

During the year ended December 31, 2006, the Company did not purchase any shares of its common stock, including without limitation any purchases in reliance on the safe harbor provided by Rule 10b-18 under the Securities Exchange Act of 1934.

Dividend Policy

All shares of common stock are entitled to participate proportionally in dividends if our Board of Directors declares them out of the funds legally available. These dividends may be paid in cash, property or additional shares of common stock. We have not paid any dividends since our inception and presently anticipate that all earnings, if any, will be retained for development of our business. Any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors.

Penny Stock

Our Shares are "Penny Stocks" within the definition of that term as contained in the Securities Exchange Act of 1934, which generally includes equity securities with a price of less than $5.00. Our shares will then be subject to rules that impose sales practice and

{A0041248.DOC}11

disclosure requirements on certain broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, unless the broker-dealer or the transaction is otherwise exempt, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the Registered Representative and current bid and offer quotations for the securities. In addition a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account, the account’s value and information regarding the limited market in penny stocks. As a result of these regulations, the ability of broker-dealers to sell our stock may affect the ability of Selling Security Holders or other holders to sell their shares in the secondary market. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading  activity in the secondary market for a stock that becomes subject to the penny stock rules.  These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded.  In addition, the liquidity for our securities may be adversely affected, with concomitant adverse affects on the price our securities.  Our shares may someday be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

ITEM 6.

Management’s Discussion and Analysis and Plan of Operation

The discussion contained in this prospectus contains “forward-looking statements” that involve risk and uncertainties. These statements may be identified by the use of terminology such as “believes”, “expects”, “may”, “will”, or “should”, or “anticipates”, or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this prospectus should be read as being applicable to all related forward-looking statements wherever they appear in this prospectus. Our actual results could differ materially from those discussed in this prospectus. Important factors that could cause or contribute to such differences include those discussed under the caption entitled “risk factors,” as well as those discussed elsewhere in this prospectus.

{A0041248.DOC}12

New NRG, Inc. (referred to herein as “we,” “us,” the “company”) was organized under the laws of the State of Delaware on June 26, 1997. Currently, we are a development stage company with no revenues from operations. To date, our efforts have been devoted principally to developing plans for the construction of our first biodiesel facility, engaging service providers and related activities.

There are no plant operations at this time.

Plan of Operation

In May 2007, the Company leased a parcel of land on the Snake River in Burbank, Washington to serve as its site for a biodiesel refinery.  This site is near the convergence of the Snake and Columbia Rivers and provides the Company with both water and rail access.  Our current plan of operation for the Burbank site is to continue to work towards receiving final approval in the permitting process for the Burbank refinery, development of the site, and the establishment of production during the first quarter of 2008.

Cash Requirements

Our estimated expenses for the next 12 months are as follows:

Cash Requirements

General & Administrative	$1,200,000
Working Capital	$20,000,000

Burbank Project
Site Work	$8,000,000
Refinery Acquisition	$5,000,000
$13,000,000

Total	$34,200,000

We recorded a net operating loss of $4.55 million for the year ended December 31, 2006 and have an accumulated deficit of $6.47 million since inception.  As of the date of this Annual Report, we had cash of approximately $49,000.   For the next twelve (12) months, management anticipates that the minimum cash requirements to fund our project development and our continued operations will be approximately $34,200,000.  Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve (12) months and will need to obtain further financing to fund our operations.  See “Future Financings”, below.

Results of Operations:

Revenue

{A0041248.DOC}13

We are presently in the development stage of our business, have not earned any revenues to date, and do not anticipate earning revenues until such time as we enter commercial production at the Burbank site or initiate our planned biodiesel importation and resale transactions.

Operating Expenses

In fiscal 2006, we incurred $4,553,937 in operating expenses, as compared to $699,364 of operating expenses in 2005. General and administrative expenses increased primarily as the result of $3,543,195 in non-cash, stock-based expenses incurred in 2006, as compared to $417,015 in non-cash, stock-based expenses incurred in 2005.

Liquidity and Financial Condition

Working Capital

Our working capital at December 31, 2006 and 2005 is summarized below:

	Year Ended December 31
	2006	2005
Current Assets	$50,053	($190)
Current Liabilities	$539,592	$496,149
Working Capital Surplus (Deficit)	($489,539)	($496,339)

In 2006 and 2005 our current liabilities primarily consist of a non-interest bearing loan of $137,956 from an unrelated party that is secured by our chief executive officer’s stock in the Company, and an interest bearing demand loan of $244,832 from a business entity of which our chief executive officer is also an officer.

In 2006, we funded our operations primarily from the proceeds of a private offering of units comprised of shares of common stock and warrants.  During 2006, we raised a total of $776,500 from the sale of units to investors in two private offerings.  In the private offerings, we issued a total of 1,432,243 shares of common stock and a total of 2,559,140 warrants at exercise prices ranging from $0.50 to $3.00 per share.  We also received $144,820 during the year from an investor under a subscription agreement dated January 6, 2002 to purchase shares at $0.30 per share.

The decrease in our working capital deficit from approximately ($496,000) as of December 31, 2005 to approximately ($489,000) as of December 31, 2006 was primarily due to approximately $920,000 received in 2006 from private offerings, offset by higher general and administrative expenses and consulting expenses in 2006 to develop our business.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the

{A0041248.DOC}14

Company incurred a net operating loss in the year ended December 31, 2006, and had significant unpaid accounts payable and liabilities at year end.

Our plan of operation calls for significant expenses in connection with our Burbank project and further corporate development.  As of the date of this Annual Report we have cash of approximately $49,000 and for the next twelve (12) months, management anticipates that the minimum cash requirements to fund our proposed projects and continued operations will be approximately $34.2 million.  Accordingly we do not have sufficient funds to meet our planned expenditures over the next twelve (12) months and will need to seek additional financing to meet out planned expenditures.

Obtaining additional financing will be subject to a number of factors, including the market prices for biodiesel, feedstocks, and other commodities consumed in the production of biodiesel.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.  Since our inception, we have used our common stock to raise money for our operations.  We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

These factors create an uncertainty about the Company's ability to continue as a going concern.  The Company is currently trying to raise capital through a private offering of preferred stock.  The ability of the Company to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2006 the Company has not engaged in any off-balance sheet arrangements, and management does not anticipate that the Company will be engaged in any off-balance sheet arrangements in the foreseeable future.

CRITICAL ACCOUNTING POLICIES

A Development Stage Company – The accompanying financial statements have been prepared in a accordance with the Statement of Financial Accounting Standards No. 7”According and Reporting by Development-Stage Enterprises”.  A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fixed assets – Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets. The cost of repairs and maintenance is charged to expense as incurred.

{A0041248.DOC}15

Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This statement is not expected to have a material effect on the Company's consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. This statement is not expected to have a material effect on the Company's consolidated financial position or results of operations.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

{A0041248.DOC}16

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair values.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Management believes that the adoption of SFAS No. 157 will not have a material impact on the consolidated financial results of the Company.

The Company has, to date, focused almost exclusively upon the startup phase of its operations.  To that end, management has focused on identifying and retaining key employees to provide the support necessary as operations move to revenue generation and expansion.  The Company's priorities for the next twelve months of operations are to expand our human resources to adequately service our existing contracts and to reach a sustainable profitability level.  As we expand our operations with the expectation of growing revenue from our activities, we may elect to hire additional salaried or hourly employees to operate certain aspects of our business.  While we will attempt to attract and retain qualified employees under terms similar to those currently in place, we may not be able to obtain agreements allowing for deferral of payroll or payment of portions of compensation in the form of equity.

Risk Factors

Investing in our common stock involves a high degree of risk.  Before making an investment in our common stock, you should carefully consider the following risks, as well as other information contained in this prospectus, including the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."  The risks described below are those that we believe are the material risks we face.  Any of the risks described below could significantly and adversely affect our business, prospects, financial condition and results of operations.  As a result, the trading price of our common stock could decline and you could lose all or part of your investment.

Risks Relating to Our Business and Industry

Our business is highly dependent on commodity prices, which are subject to significant volatility and uncertainty, and on the availability of raw materials supplies, so our results of operations, financial condition and business outlook may fluctuate substantially.

While we have not yet commenced biodiesel production operations, once we do our results of operations will depend substantially on the prices of various commodities, particularly the prices for biodiesel, soybeans, palm oil, natural gas and diesel fuel. The prices of these commodities are volatile and beyond our control. As a result of the volatility of the prices for these items, our results may fluctuate substantially. We may experience periods during which the prices of our products decline and the costs of our raw materials increase, which in turn may result in operating losses and adversely affect our financial condition. We may attempt to offset a portion of the effects of such

{A0041248.DOC}17

fluctuations by entering into forward contracts to supply biodiesel or to purchase palm oil, soy oil, natural gas or other items or by engaging in transactions involving exchange-traded futures contracts, but these activities involve substantial costs, substantial risks and may be ineffective to mitigate these fluctuations.

Our profit margins may be adversely affected by fluctuations in the selling price and production cost of diesel fuel.

Biodiesel is marketed both as a fuel additive to lubricate diesel engines using Ultra-Low Sulfur Diesel (ULSD) and as a petroleum diesel alternative. As a result, biodiesel prices are influenced by the supply of and demand for diesel fuel. Our results of operations may be materially adversely affected if the demand for or the price of diesel fuel decreases. Conversely, a prolonged increase in the price of or demand for diesel could lead the U.S. government to relax import restrictions on foreign biodiesel that will benefit us.

Our business is highly sensitive to soy prices, and we generally cannot pass on increases in soy prices to our customers.

Soy bean oil and palm oil are the principal raw materials we plan to use to produce biodiesel and glycerin.  Changes in the price of palm, and or soy oil therefore will significantly affect our business. In general, rising soy, canola, and palm prices produce lower profit margins.  We do not believe that will generally be able to pass along increased soy, and palm oil costs to our customers.  At certain levels, soy, and palm prices would make biodiesel uneconomical to use in fuel markets.

Increased acceptance of biodiesel as a fuel could lead to significantly greater demand for soy and palm oil and increases in the price, and shortages of availability, of soy and palm oil.

We anticipate that the expansion of the biodiesel industry could lead to significantly greater demand for soy and palm oil. If that occurs, we may have difficulty from time to time in sourcing soy and palm oil on economical terms, due to supply shortages. Any supply shortage could require us to suspend operations until soy or palm oil became available at economical terms. Suspension of operations would have a material adverse effect on our business, results of operations and financial condition. Additionally, the price we pay for soy or palm oil at any of our production facilities could increase if another biodiesel production facility were built in the same general vicinity or if we expand one of our production facilities.

The market for natural gas is subject to market conditions that create uncertainty in the price and availability of the natural gas that we use in our manufacturing process.

We rely upon third parties for our supply of natural gas, which we will have to use in the biodiesel production process. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions are affected by factors beyond our control, such as the price of oil as a competitive fuel, higher prices resulting from colder than average weather conditions or the impact of hurricanes and overall economic conditions. Significant disruptions in the supply of natural gas could impair our ability to

{A0041248.DOC}18

manufacture biodiesel for our customers. Furthermore, increases in natural gas prices could adversely affect our results of operations and financial condition.

Our results may be adversely affected by hedging transactions and other strategies.

In an attempt to offset some of the effects of volatility of biodiesel prices and costs of commodities, we may enter into contracts to sell a portion of our biodiesel and glycerin production or purchase a portion of our feedstock or natural gas requirements on a forward basis.  From time to time, we may also engage in other hedging transactions involving exchange-traded futures contracts for feedstocks and natural gas.  The financial statement impact of these activities depends upon, among other things, the prices involved and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts.  Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us.  Hedging activities can result in losses when a position is purchased in a declining market or a position is sold in a rising market. A hedge position is often settled in the same time frame as the physical commodity is either purchased (feedstocks and natural gas) or sold (biodiesel).  We may experience hedging losses in the future. We also vary the amount of hedging or other price mitigation strategies we undertake, and we may choose not to engage in hedging transactions at all.

Excess production capacity in our industry resulting from new plants under construction or decreases in the demand for biodiesel could adversely affect our business.

Excess capacity in the biodiesel industry would have an adverse effect on our results of operations, cash flows and financial condition. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard to interest, overhead or fixed costs). This incentive can result in the reduction of the market price of biodiesel to a level that is inadequate to generate sufficient cash flow to cover all costs, both marginal and fixed.

Excess biodiesel production capacity also may result from decreases in the demand for biodiesel, which could result from a number of factors, including regulatory developments and reduced diesel fuel consumption in the United States.  Reduced diesel fuel consumption could occur as a result of increased prices for diesel fuel or crude oil, which could cause businesses and consumers to reduce driving or acquire vehicles with more favorable fuel mileage or as a result of technological advances, such as the commercialization of hydrogen fuel-cells, which could supplant diesel-powered engines.  There are a number of governmental initiatives designed to reduce diesel fuel consumption, including tax credits for hybrid vehicles and consumer education programs.  There is some evidence that reduced diesel consumption has occurred in the recent past as diesel fuel prices have increased in the United States.

{A0041248.DOC}19

New, more energy-efficient technologies for producing biodiesel could displace existing technologies used to produce soy or palm oil-based biodiesel or displace soy or palm oil -based biodiesel and materially and adversely affect our results of operations and financial condition.

The technology we use may become outdated. In addition, the development and implementation of new technologies may result in a significant reduction in the costs of biodiesel production. We cannot predict when new technologies may become available, the rate of acceptance of new technologies by our competitors or the costs associated with new technologies. In addition, advances in the development of alternatives to biodiesel could significantly reduce demand for or eliminate the need for biodiesel. Any advances in technology which require significant capital expenditures to remain competitive or which reduce demand or prices for biodiesel could have a material adverse effect on our results of operations and financial condition.

Any disruption in our operations could result in a reduction of sales volume and could cause us to incur substantial losses.

Our revenues will be derived from the sale of biodiesel and glycerin that we produce at our facilities.  Our operations may be subject to significant interruption if any of our facilities experiences a major accident or is damaged by severe weather or other natural disasters. In addition, our operations may be subject to labor disruptions and unscheduled downtime or other operational hazards inherent in our industry.  Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties.  Our insurance may not be adequate to cover the potential operational hazards described above and we may not be able to renew our insurance on commercially reasonable terms or at all.

We might not be able to locate suitable sites for construction of new or expanded facilities.

We plan to grow our business by constructing our first plant at a site we have leased in Burbank, Washington, and at other sites that we have not yet located. We believe that there is increasing competition for suitable sites, which may increase the cost associated with obtaining a suitable site.

Growth in the sale and distribution of biodiesel depends on changes to and expansion of related infrastructure which may not occur on a timely basis, if at all.

Substantial development of infrastructure will be required by persons and entities outside our control for our operations, and the biodiesel industry generally, to grow. Areas requiring expansion include:

·

additional rail car capacity;

·

additional storage facilities for biodiesel;

{A0041248.DOC}20

·

increases in truck fleets capable of transporting biodiesel within localized markets;

·

investment in refining and blending infrastructure to handle biodiesel;

·

growth in service stations equipped to handle biodiesel fuels; and

The substantial investments or government support required for these infrastructure changes and expansions may not be made or may not be made on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could weaken the demand or prices for our products, impede our delivery of products, impose additional costs on us or otherwise have a material adverse effect on our results of operations or financial condition.

Disruptions to infrastructure could adversely affect our operations.

Our business depends on the continuing availability of rail, road, port, storage and distribution infrastructure. Any disruptions in this infrastructure network, whether caused by earthquakes, storms, other natural disasters or human error or malfeasance, could have a material adverse effect on our business. We may not continue to be able to obtain the necessary raw materials to produce biodiesel and other co-products or to distribute our products to our customers.

Risks Relating to Government Regulations

We might not be able to obtain the approvals and permits that will be necessary in order to construct and operate new or expanded facilities as planned.

While we have applied for government approval to construct our first facility near Burbank, Washington, there is no assurance that we will receive the necessary permits. If we do not obtain the required permits, we will not be able to start construction of these plants. In order to operate our new facilities, we will also need to obtain the approval of the rail line operators that operate adjacent rail lines. These rail operators generally require specified design features in order to allow connection to the rail line. If we are unable to accommodate these design features or obtain waivers from the line operators, we will not be able to start construction of our planned sites. In addition, as described below under "We may be adversely affected by environmental, health and safety laws, regulations and liabilities," federal and state governmental requirements could substantially increase our costs, which could have a material adverse effect on our results of operations and financial condition. Our expansion plans also may result in other unanticipated adverse consequences, such as the diversion of management's attention from our existing operations.

The domestic biodiesel industry is highly dependent upon a myriad of federal and state legislation and regulation and any changes in legislation or regulation could adversely affect our results of operations and financial position.

{A0041248.DOC}21

Biodiesel can be imported into the United States duty-free from some countries, which may undermine the domestic biodiesel industry.

Imported biodiesel is generally subject to a $0.54 per gallon tariff that was designed to offset the $0.51 per gallon biodiesel incentive available under the federal excise tax incentive program for refineries that blend biodiesel in their fuel. A special exemption from the tariff exists for biodiesel imported from 24 countries in Central America and the Caribbean Islands, which is limited to a total of 7% of U.S. production per year. In addition, the North America Free Trade Agreement, or NAFTA, which went into effect on January 1, 1994, allows Canada and Mexico to import biodiesel duty-free. Imports from the exempted countries may increase as a result of new plants under development. Production costs for biodiesel in these countries can be significantly less than in the United States and the duty-free import of lower price biodiesel through the countries exempted from the tariff may reduce the demand for domestic biodiesel and the price at which we sell our biodiesel.  Recently, in response to higher fuel prices, a number of federal legislators have called for a reduction or temporary lifting of the tariff. Any changes in the tariff or exemption from the tariff could have a material adverse effect on our results of operations and financial position.

Risks Relating to the Company

We might not be able to obtain the necessary financing to implement our expansion strategy.

We might not be able to finance our initial facility or any additional facilities that we decide to construct. We might not have access to the funding required for the expansion of our business or such funding might not be available to us on acceptable terms.

Our construction costs could increase to levels that would make a new facility too expensive to complete or too unprofitable to operate.

Our construction costs may exceed budgets in material amounts that could adversely affect our results of operations and financial condition.  We believe that contractors, engineering firms, construction firms and equipment suppliers increasingly are receiving requests and orders from other biodiesel companies and, therefore, we may not be able to secure their services or products on a timely basis or on acceptable financial or commercial terms, or at all.  We may suffer significant construction delays or cost overruns as a result of a variety of factors, such as shortages of workers or materials, transportation constraints, adverse weather, unforeseen difficulties or labor issues, any of which could prevent us from commencing operations as expected at our facilities.

Any new facility that we may complete may not operate as planned.

We will enter into construction agreements which provide the maximum amount of guarantees available, however, any issues with production quality or quantity form poor construction or faulty equipment could impact our ability to generate revenues in a timely manner.

{A0041248.DOC}22

We may encounter unanticipated difficulties in constructing our proposed new plants.

We do not have a binding agreement with any contractor or technology provider to build any of our proposed new plants.  We are in negotiations to acquire a turnkey facility that will be installed in certain industrial space that we have leased in Burbank, Washington.  However, we may not be able to enter into a binding agreement to build acquire our proposed new plant in the anticipated timeframe or at all. We anticipate that our initial facility will take approximately three to six months from groundbreaking to completion but such time could increase significantly if we experience delays in obtaining permits, necessary materials or other required items. It could take two years or longer to complete a plant.

Our financial results may be adversely affected by potential future acquisitions, which could be difficult to identify and integrate and may divert the attention of key personnel, disrupt our business and dilute stockholder value.

As part of our business strategy, we may consider acquisitions of building sites, production facilities, storage or distribution facilities and selected infrastructure. We currently are exploring certain acquisition opportunities, some of which would be material to our business. From time to time, we submit proposals, typically subject to customary conditions, to acquire development projects, including those with design, permitting and construction arrangements in place. An acquisition may be significant because it could cause us to enter into a new geographical region outside of the Pacific Northwest and could accelerate our expansion strategy, requiring us to pay a significant amount of cash for the site and for construction of an additional biodiesel plant beginning in the near term. We may decide not to pursue any acquisitions, and we cannot predict the timing of any such transaction. Acquisitions of businesses in the future may require us to assume or incur additional debt financing, resulting in additional leverage and complex debt structures. We will continue to pursue acquisitions of a significant scale although we anticipate that it will be difficult to identify suitable acquisition opportunities due to increased competition for such opportunities, which may limit our ability to make acquisitions at reasonable valuations, or at all. If such acquisitions are consummated, the risk factors we describe below, and for our business generally, may be intensified.

Our acquisition strategy may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Acquisitions involve numerous risks, any of which could harm our business. Some of those risks include:

·

We may experience difficulties in integrating the operations, technologies, products, existing contracts, accounting processes and personnel of the target and realizing the anticipated synergies of the combined businesses.

·

We may experience difficulties in building a biodiesel plant on any site we purchase even if the site has an associated biodiesel plant construction contract and associated permits when we purchase it.

{A0041248.DOC}23

·

We may experience difficulties in supporting and transitioning customers, if any, of the target company.

·

We may not be able to acquire or develop the infrastructure associated with new sites, including sufficient rail car leases, rail car siding space, or access to national rail networks.

·

Financial and management resources may be diverted from existing operations.

·

The price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity.

·

There are risks in entering new markets or geographic areas in which we have limited or no experience or which are outside our core competencies.

·

We may lose key employees, customers and strategic alliances from either our current business or the business of the target.

·

We may assume unanticipated problems or latent liabilities, such as problems with the quality of the products of the target.

·

The target may not be able to generate sufficient revenue to offset acquisition and associated development costs.

Acquisitions also frequently result in the recording of goodwill and other intangible assets that are subject to potential impairments in the future that could harm our financial results and limit comparability between fiscal periods. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our common stock. If we fail to identify and evaluate acquisitions or investments properly, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate. The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address these risks could materially harm our results of operations and financial condition.

We are in an early stage with limited operating history and may never attain profitability

We are currently in an early stage of our business plan.  Our lack of an operating history makes it difficult for potential investors to evaluate our business.  Therefore our proposed operations are subject to all of the risks inherent in the initial expense, challenges, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the biodiesel industry in general.  Investors should evaluate an investment in our common stock in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for

{A0041248.DOC}24

new products, services and technologies.  Despite best efforts, we may never overcome these obstacles to achieve financial success.

We may not be able to compete effectively.

A number of our competitors have substantially greater financial resources than we do. We also face increasing competition from international suppliers. International suppliers produce biodiesel primarily from palm oil and have cost structures that may be substantially lower than ours. Although there is a $0.54 per gallon tariff, which is scheduled to expire in 2007, on foreign produced biodiesel that is approximately equal to the blenders' credit, biodiesel imports equivalent to up to 7% of total domestic production in any given year from various countries were exempted from this tariff under the Caribbean Basin Initiative to spur economic development in Central America and the Caribbean. Foreign suppliers of palm oil based biodiesel may significantly increase their imports into the United States. Any increase in domestic or foreign competition could cause us to reduce our prices and take other steps to compete effectively, which could adversely affect our results of operations and financial position.

Risks Relating to Ownership of our Common Stock

There is limited and illiquid market for our common stock, and we do not know whether a market will develop.

Our common stock currently trades on the Over-the-Counter Pink Sheets. Securities that trade on the Pink Sheets are subject to a variety of regulations that effectively limit their ability to be solicited by broker.  This limits the amount of liquidity in the markets for these securities.  An illiquid market will limit your ability to resell shares of our common stock. Upon bringing our filings with the SEC current, it is our intention to apply for a listing on the Over the Counter Bulletin Board and eventually the NASDAQ market.  While these improved listings have less restrictive regulation, there is no guarantee a more liquid market will develop.

Applicable SEC rules governing the trading of “penny stocks” limit the trading and liquidity of our common stock, which may affect its trading price.

Our common stock is currently, and may continue to be, considered a “penny stock.” Penny stocks are generally equity securities with a market or exercise price of less than $5.00, subject to certain exceptions, and are subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded and which regulate broker-dealer practices in connection with transactions in “penny stocks.”

A failure to achieve and maintain effective internal control over financial reporting in accordance with the rules of the SEC could harm our business and operating results and result in a loss of investor confidence in our financial reports, which could have a material adverse effect on our business and stock price.

We currently rely primarily upon a substantive review by our management to help ensure the accuracy of our financial reports. Section 404 of the Sarbanes-Oxley Act requires that

{A0041248.DOC}25

we design and implement internal controls over financial reporting, as well as perform an annual management assessment of the effectiveness of our internal control over financial reporting. Accordingly, any failure to establish and maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

The price of our common stock may be volatile and subject to wide fluctuations.

The trading price of our common stock following is likely to be highly volatile and could be subject to fluctuations in response to a number of factors beyond our control. Some of these factors are:

·

our results of operations and the performance of our competitors;

·

the public's reaction to our press releases, our other public announcements and our filings with the SEC;

·

our ability to timely and accurately report our financial results and condition;

·

changes in earnings estimates or recommendations by research analysts who follow us or other companies in our in our industry;

·

changes in general economic conditions;

·

commencement or involvement in litigation;

·

disruption of our operations;

·

any major change in our management team; and

·

other developments affecting us, our industry or our competitors.

In recent years the stock market has experienced significant price and volume fluctuations. These fluctuations may be unrelated to the operating performance of particular companies. These broad market fluctuations may cause declines in the market price of our common stock. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company or its performance, and those fluctuations could materially reduce our common stock price.

Shares of our common stock that cannot currently be traded without restriction may become eligible for trading in the future.

As of September 30, 2007, 11,860,130 shares of our common stock were issued and outstanding.  Of the shares outstanding as of such date, most were “restricted securities” and were not eligible for trading.  However, these restricted securities will be available for trading in the future when registered for resale under the Securities Act of 1933 or so long as all the requirements of Rule 144 of the Securities Act are met.  No prediction can be made as to the effect, if any, that the availability of these shares for sale, or the sale of

{A0041248.DOC}26

these shares, will have on the market price for our common stock.  If the number of shares offered for sale is greater than the number of shares sought to be purchased, then the price of our common stock would decline.  The market price of our securities could be adversely affected by future sales of these securities.

A large number of shares of our common stock underlying warrants and options may be available for future sale and the sale of these shares may depress the market price of our common stock.

The issuance of shares of common stock upon the exercise of our outstanding options and warrants will result in dilution to the interests of our shareholders and you as an investor, and may have an adverse effect on the trading price and market for our common stock.  As of December 31, 2006, we had options and warrants outstanding that may be exercised at various times to acquire 8,159,139 shares, or approximately 41%, of our common stock on a fully diluted basis.  The future sale of these shares may adversely affect the market price of our common stock.  Shares issued upon exercise of our outstanding warrants and options will also cause immediate and substantial dilution to our existing shareholders.  In addition, as long as these warrants and options remain outstanding, our ability to obtain additional capital through the sale of our securities might be adversely affected.

Our existing shareholders can exert significant influence over us. Their interests may not coincide with yours and they may make decisions with which you may disagree.

Dr. J. Greig, our Chairman and Chief Strategic Officer, owns approximately 58%, of our outstanding common stock.  As a result, Dr. Greig, could exert significant influence over substantially all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  In addition, this concentration of ownership may delay or prevent a change in control of our company and make some transactions more difficult or impossible without the support of Dr. Greig.  The interests of Dr. Greig may not always coincide with our interests as a company or the interest of other shareholders.  Accordingly, Dr. Greig could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.

We do not intend to pay dividends on our common stock.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future (other than the dividend to be paid to our stockholders of record prior to this offering with the proceeds from the issuance of shares, if any, upon exercise of the underwriters' over-allotment option). We currently anticipate that we will retain all of our available cash, if any, for use as working capital and for other general corporate purposes, including to service our debt and to fund the operation and expansion of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the board of directors deems relevant.

{A0041248.DOC}27

Investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

Item 7.

Financial Statements and Supplementary Data

The Audited Financial Statements required by this Item is attached hereto at the end of this report on page F-1 through F-13 and is hereby incorporated by reference.

Item 8.

Changes with and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 27, 2007, the Company retained Malone & Bailey, PC as its principal accountant to audit the Company’s financial statements.  The Company, during the two most recent fiscal years and the subsequent interim periods prior to the engagement of the new accounting firm, did not consult with the new accounting firm with regard to any of the matters listed in Regulation S-B, Items 304(a)(2)(i) or (ii).

The Company’s prior auditor was Horwath Gelfond Hochstadt Pangburn, P.C. (“Horwath”), which last audited the Company’s financial statements through September 30, 2001.  The Company elected to change accountants because it had lost contact with Horwath.  To date, the Company has not notified Horwath of its decision to retain a different accountant to audit its financial statements.  Horwath’s report for the period ended September 30, 2001 does not contain an adverse opinion or disclaimer of opinion, and was not modified as to audit scope, or accounting principles. However, Horwath’s report was modified because of the substantial doubt about the Company’s ability to continue as a going concern.  There were no disagreements with Horwath and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. Horwath did not advise the Company of any of the matters described in Item 304(a)(1)(iv)(B).  The Company will authorize Horwath to respond fully to the inquiries of the successor accountant concerning its resignation.

Item 8A.

Controls and Procedures.

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective

{A0041248.DOC}28

of ensuring that material information relating to us is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) the Company's assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Limitations on the Effectiveness of Controls. Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation. The CEO and CFO's evaluation of our Disclosure Controls and Internal Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Conclusions. Based upon the Evaluation, there are insufficient controls over our entry level accounting processes to ensure that all relevant accruals and transactions are recorded promptly and correctly.  Our CEO and CFO have concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that our

{A0041248.DOC}29

financial statements are fairly presented inconformity with accounting principles generally accepted in the United States.  Errors corrected during the audit process pertained to loan and accrued interest balances, unrecorded accounts payable, prior period retained earnings and depreciation.

This annual report does not include a report of our management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission.

Item 8A(T).

Controls and Procedures.

None.

Item 8B.

Other Information.

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons;Compliance with Section 16(a) of the Exchange Act

Our directors, executive officers, and control persons are as follows:

Name	Age	Principal Positions and Offices with our Company

Dr. J. Greig	38	Chairman, Chief Strategic Officer, Director
Erik S. Nelson	40	President, Secretary, Director
Arthur De Joya	41	Chief Financial Officer

A majority vote of the directors who are in office is required to fill vacancies.  Each director holds office for a term of one year, or until a successor has been duly elected and qualified, or until his earlier death, resignation or removal.  Our executive officers are appointed annually by our Board of Directors and serve at the discretion of the Board of Directors.  Each director has been elected to the Board of Directors pursuant to his employment agreement or consulting agreement.

Directors and Officers

J. Greig is Chairman of the Board of Directors and the Chief Strategic Officer of the Company.  Dr. Greig took over as CEO from Danny Woo in September of 2000. Prior to becoming to becoming Chairman of the Board and Chief Strategic Officer, Dr. Greig was and is Senior Director for Chuckanut Capital Management Group, Ltd., where he is responsible for its energy portfolio and market neutral fund.  Dr. Greig has been active in the energy sector of the market since the 1990’s. Dr. Greig was the chairman for the 2006 Palm Oil Refiner Association’s Worldwide Biodiesel Symposium in Kuala Lumpur

{A0041248.DOC}30

Malaysia. Dr. Greig received his Ph.D. through an Oxford International Studies program in conjunction with an Erasmus accredited scholarship.

Erik S. Nelson has been the President and Secretary of the Company and a member of the Board of Directors since March of 2007.  Prior to becoming President, Secretary and Director, Mr. Nelson served as an outside consultant to the Company from February of 2006 until being appointed President.  Mr. Nelson is also the President of Coral Capital Partners, Inc., which provides management and consulting services to private and public companies.  Mr. Nelson is a graduate of the University of Colorado Leeds School of Business with an emphasis in Finance.

Arthur De Joya has been the Chief Financial Officer of the Company since July of 2006.  Mr. de Joya received his B.S. in B.A. from the University of Nevada, Las Vegas and is a Certified Public Accountant licensed in the State of Nevada.  He is a member of the American Institute of Certified Public Accountants and Nevada Society of Certified Public Accountants.  Mr. de Joya's experience in public accounting includes being employed with KPMG LLP, where he worked with many large publicly traded companies. Currently, Mr. de Joya is a partner and co-founder of De Joya Griffith & Company, LLC, a certified public accounting and consulting firm primarily working with publicly traded companies.

The Company does not currently have any procedures by which security holders may recommend nominees to the Company’s board of directors.

Board Committees

We currently have no audit, compensation or nominating committee or other board committee performing equivalent functions. Currently, the entire board of directors participates in discussions concerning executive officer compensation. Since the Company does not have an audit committee, our board of directors has determined that none of its members is an audit committee financial expert within the meaning of paragraph (c) (2) of Item 402 of Regulation S-B.

Director Compensation

We currently do not have in effect a policy regarding compensation for serving on our board of directors. However, we do reimburse our directors for their reasonable expenses incurred in attending meetings of our board.

Legal Proceedings

 No officer, director, or persons nominated for such positions, and no promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

Compliance with Section 16(a) of the Exchange Act

{A0041248.DOC}31

 Pursuant to Section 16 of the Securities Exchange Act of 1934, our directors and executive officers and beneficial owners of more than 10% of our common stock are required to file certain reports, within specified time periods, indicating their holdings of, and transactions in, the common stock and derivative securities. Based solely on a review of such reports provided to us and written representations from such persons regarding the necessity to file such reports, we are not aware of any failures to file reports or report transactions in a timely manner during the fiscal year ended December 31, 2006, except as follows:

·

Arthur De Joya did not file a Form 3 upon his employment as Chief Financial Officer on July 1, 2006, which would have reported the issuance of 100,000 warrants to him under a consulting agreement;

·

Ludwig Stromeyer did not file a Form 4 reporting the receipt of 2,000,000 warrants to purchase common stock on May 23, 2006;

·

Dr. J. Greig did not file a Form 4 reporting the receipt of 2,000,000 warrants to purchase common stock on June 22, 2006;

·

Richard F. Green did not file a Form 3 upon his employment as Chief Executive Officer on August 16, 2006, which would have reported the issuance of 1,000,000 warrants to him under an employment agreement;.

Code of Ethics

The Company does not currently have a Code of Ethics.  As of the date of the filing of this report, the Board of Directors is undecided as to when it will address this issue.

Audit Committee Financial Expert

The Company does not have a separately designated standing audit committee.  Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and our audits of the financial statements.  The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert.  Presently, there are only two (2) directors serving on our Board, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable.

While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has

{A0041248.DOC}32

considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

ITEM 10.

Executive Compensation

Summary Compensation Table

The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company for the past three years.

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary $	Other Annual Compensation $	Securities Underlying Options/SARs (#)

Dr. J. Greig, Chairman and Chief Strategic Officer (1)	2006 2005 2004	$180,000 $180,000 $180,000	-- -- --	-- -- --

Arthur De Joya, CFO (2)	2006 2005 2004	-- -- --	$30,000 -- --	100,000 -- --

Richard F. Green, CEO (3)	2006 2005 2004	-- -- --	-- -- --	1,000,000

(1)

During 2004, 2005 and 2006, Dr. J. Greig was entitled to a salary of $180,000 per year under an employment agreement dated September 25, 2001.  Dr. Greig’s compensation does not include compensation that he received in his capacity as a director of the Company, including 2,000,000 warrants issued in 2006 which have an exercise price of $0.30 per share and a term of three years.

(2)

Mr. De Joya’s compensation consists of consulting fees of $60,000 per year that are due under a consulting agreement between the Company and De Joya & Company, Inc., a company controlled by Mr. De Joya.  Mr. De Joya was issued 100,000 warrants under the consulting agreement.  The warrants have an exercise price of $0.65 per share, and a term of three years.

(3)

Mr. Green’s compensation consists of 1,000,000 warrants that were issued under an employment agreement dated executed on August 16, 2006.  The warrants have an

{A0041248.DOC}33

exercise price of $0.50 per share, and a term of three years.  Mr. Green resigned in January 2007.

The Company did not make any award to any executive officer under any long-term incentive plan in the last fiscal year.  The Company did not reprice any options or stock appreciation rights during the last fiscal year.

The Company does not have any contract, agreement, plan or arrangement with any of the named executive officers providing for the payment of retirement benefits, or any payment(s) to the named executive officer following his resignation, retirement or other termination, or a change of control or a change in the executive officer’s responsibilities following a change of control.

{A0041248.DOC}34

Outstanding Equity Awards At Fiscal Year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Exercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Dr. J. Greig	2,000,000	--	--	$0.30	6/21/2009	--	--	--	--
Arthur De Joya	100,000	--	--	$0.65	6/30/2009	--	--	--	--
Richard Green	1,000,000	--	--	$0.50	8/27/2009	--	--	--	--

{A0041248.DOC}

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. J. Greig (1)	--	--	1,190,148	--	--	--	1,190,148
Ludwig Stromeyer (1)	--	--	1,190,148	--	--	--	1,190,148

(1)  Based on warrants issued to each director to purchase 2,000,000 shares of common stock at $0.30 per share.  The warrants carry a term of three years.

Employment Agreements

On May 1, 2007, the Company entered into a revised five (5) year employment agreement with Dr. Greig to serve as the Chairman of the Board of Directors and Chief Strategic Officer (CSO) of the Company.  The terms of the agreement are for Dr. Greig to receive a base salary of $180,000 per year.  Additionally Dr. Greig is eligible to an incentive bonus based upon the Company achieving certain sales and profitability growth targets.

On March 17, 2007, the Company entered into a two (2) year employment agreement with Erik S. Nelson to serve as a member of the Board of Directors and the Company President and Secretary.  The terms of the agreement are for Mr. Nelson to receive a base salary of $180,000 per year and warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.30 per share.  Mr. Nelson is also eligible to an incentive bonus based upon the Company achieving certain sales and profitability growth targets.

On July 1, 2006, the Company entered into a three (3) year employment agreement with Arthur De Joya to serve as the Company’s Chief Financial Officer.  The terms of the employment agreement call for Mr. De Joya to receive a base salary of $60,000 per year and 100,000 warrants to purchase shares of the Company’s common stock.  The warrants issued to Mr. De Joya are exercisable at a price of $0.65 per share, and have a term of three years.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of October 4, 2007, by:

{A0041248.DOC}

·

each person known by us to beneficially own 5% or more of the outstanding shares of such class of stock, based on filings with the Securities and Exchange Commission and certain other information,

·

each of our “named executive officers” and directors, and

·

all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power. In addition, under SEC rules, a person is deemed to be the beneficial owner of securities, which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
J. Greig (2) 1941 Lake Whatcom Blvd. Suite # 212 Bellingham, WA 98229	8,880,000	64.07%

Ludwig Stromeyer (3) 1941 Lake Whatcom Blvd. Suite # 212 Bellingham, WA 98229	2,000,000	14.43%

Erik S. Nelson (3) 1941 Lake Whatcom Blvd. Suite # 212 Bellingham, WA 98229	1,000,000	7.78%

Absentia, Inc. P.O. Box N 4875 Nassau, Bahamas	879,683	7.42%

Elco Bank & Trust Co., Ltd. Loyalist Plz Don Mackay Blvd. Box AB20377 Marsh Harbor, Abaco, Bahamas	684,972	5.78%

Arthur De Joya (4) 361 Wiseton Avenue Las Vegas, NV 89123	100,000	0.84%

All Officers and Directors as a Group	9,980,000	66.71%

{A0041248.DOC}37

(1)

Based upon 11,860,130  shares issued and outstanding as of October 4, 2007.

(2)

Dr. Greig’s shares include 6,880,000 shares owned outright, and warrants to purchase 2,000,000 shares of common stock at $0.30 per share.

(3)

Mr. Stromeyer’s ownership consists of warrants to purchase 2,000,000 shares of common stock $0.30 per share.

(4)

Mr. Nelson’s ownership consists of warrants to purchase 1,000,000 shares of common stock at $0.30 per share.

(5)

Mr. DeJoya’s ownership consists of warrants to purchase 100,000 shares of common stock at $0.65 per share.

(6)

Pursuant to Rule 13-d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned. We are unaware of any shareholders whose voting rights would be affected by community property laws.

(7)

This table is based upon information obtained from the Company's stock records. Unless otherwise indicated in the footnotes to the above tables and subject to community property laws where applicable, the Company believes that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 about our outstanding compensation plans under which shares of stock have been authorized:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders

{A0041248.DOC}38

None	0	0	0
Equity compensation plans not approved by security holders
Warrants issued Directors	4,000,000	$0.30	--
Warrants issued to Officer/Employees Services	1,050,000	$0.49	--
Warrants issued to Consultants	549,999	$0.53	--
Total	5,599,999	$0.36	--

ITEM 12.

Certain Relationships and Related Transactions, and Director Independence.

As of December 31, 2006, the Company was indebted to Dr. J. Greig for $10,978, pursuant to a non-interest bearing demand loan.

As of December 31, 2006, the Company was indebted to a company controlled by Dr. J. Greig for $244,832, pursuant to a demand loan upon which interest has been accrued at the rate of 10% per annum.

ITEM 13.

Exhibits.

Reference is made to the Index to Exhibits following the signature page to this report for a list of all exhibits filed as part of this report.

ITEM 14

Principal Accountant Fees and Services

In the last two fiscal years ended December 31, 2006 and 2005, we have retained Malone & Bailey, P.C. ("MB") as our principal accountants.  The Company understands the need for its principal accountants to maintain objectivity and independence in their audit of its financial statements.  To minimize relationships that could appear to impair the objectivity of our principal accountants, our board has restricted the non-audit services that its principal accountants may provide to the Company primarily to tax services and audit related services.  The Company is only to obtain non-audit services from its principal accountants when the services offered by its principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding.  The board has adopted policies and procedures for pre-approving work performed by its principal accountants.

{A0041248.DOC}39

After careful consideration, the board has determined that payment of the audit fees is in conformance with the independent status of the Company's principal independent accountants.

Audit Fees: The aggregate fees billed for the fiscal years ended December 31, 2006 and 2005 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and the review of financial statements included in its filed Form 10-KSB's was $18,800 and $10,000 respectively.

Audit-Related Fees: The aggregate fees billed for the fiscal years ended December 31, 2006 and 2005 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was $0 and $0 respectively.

Tax Fees: The aggregate fees billed for the fiscal years ended December 31, 2006 and 2005 for professional services rendered by the principal accountant for tax compliance and tax planning was $0 and $0, respectively.

All Other Fees: The aggregate fees billed for the fiscal years ended December 31, 2006 and 2005 for products and services provided by the principal accountant other than the services reported above was $0 and $0, respectively.

We do not currently have in place audit committee pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X.

{A0041248.DOC}40

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

NEW NRG, INC.
Dated: October 4, 2007	/s/ Erik S. Nelson
Erik S. Nelson, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 4, 2007	/s/ J. Greig
J. Greig, Chairman and Chief Strategic Officer

Dated: October 4, 2007	/s/ Erik S. Nelson
Erik S. Nelson, President and Director

Dated: October 4, 2007	/s/ Arthur DeJoya
Arthur DeJoya, Chief Financial Officer

{A0041248.DOC}41

EXHIBIT INDEX

Exhibit Number	Description and Incorporation by Reference
3.1	Certificate of Incorporation as filed with the Delaware Secretary of State, dated June 27, 1997 (1)
3.2	By-Laws (1)
3.3*	Certificate of Amendment to Certificate of Incorporation dated October 4, 2001
3.4*	Certificate of Amendment to Certificate of Incorporation dated June 30, 2005
3.5*	Certificate of Amendment to Certificate of Incorporation dated August 2, 2005
3.6*	Certificate of Amendment to Certificate of Incorporation dated March 30, 2007
4.1*	Form of Common Stock Certificate
4.2*	Form of Warrant Agreement
4.3*	Form of Common Stock Unit Purchase Agreement - Series A
4.4*	Form of Common Stock Unit Purchase Agreement - Series B
10.1	Acquisition Agreement with J. Greig, Ph.D. to acquire Chemical Consortium, Inc. dated September 6, 2001 (2)
10.2*	Employment Agreement dated April 19, 2007 between the Company and J. Greig
10.3*	Employment Agreement dated March 19, 2007 between the Company and Erik S. Nelson
10.4*	Amended and Restated Consulting Services Agreement dated July 1, 2006 between the Company and De Joya & Company, Inc. and its representative Arthur de Joya.
11**	Statement re: computation of earnings per share
24	Consent of Malone & Bailey, P.C.
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

{A0041248.DOC}42

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32.1*	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

** Included within financial statements.

(1) Incorporated by reference from our Registration Statement on Form 10-SB on January 7, 2000.

(2) Incorporated by reference from our Current Report on Form 8-K dated December 5, 2003.

(3)  Incorporated by reference to our Registration Statement filed on Form S-8 on November 19, 2001.

{A0041248.DOC}43

EXHIBIT A

NEW NRG, INC

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

WITH AUDIT REPORT OF

REGISTERED PUBLIC ACCOUNTING FIRM

F-1{A0041248.DOC}

{A0041248.DOC}2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

New NRG, Inc.

(formerly Chemical Consortium Holdings, Inc.)

(A Development Stage Company)

Bellingham, Washington

We have audited the accompanying balance sheet of New NRG, Inc. (a development stage company) as of December 31, 2006 and the related statements of expenses, stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005.  The financial statements for the period July 2, 2001 (inception) through September 30, 2001, were audited by other auditors whose reports expressed unqualified opinions on those statements.  The financial statements for the period July 2, 1001 (inception) through September 30, 2001 include total revenues and net loss of $0 and $17,735, respectively.  Our opinion on the statements of operations, stockholders’ equity (deficit), and cash flows for the period July 2, 2001 (inception) through December 31, 2006, insofar as it relates to amounts for prior periods through September 30, 2001, is based solely on the report of other auditors.  These financial statements are the responsibility of Chemical Consortium Holding’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chemical Consortium Holding Inc. for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Chemical Consortium Holdings Inc. will continue as a going concern.  As discussed in Note 2 to the financial statements, Consortium Holdings Inc. has no operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, P.C.

Malone & Bailey, P.C.

www.malone-bailey.com

Houston, Texas

October 5, 2007

{A0041248.DOC}3

NEW NRG, INC.

(formerly Chemical Consortium Holdings, Inc.)

(a Development Stage Company)

BALANCE SHEET

December 31, 2006
ASSETS

Current Assets
Cash	$ 48,653
Employee advances	1,400
Total current assets	50,053

Fixed assets, net	35,016

Total Assets	$ 85,069

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$ 145,826
Due to related party	10,978
Note payable	137,956
Note payable – related party	244,832
Total current liabilities	539,592

Stockholders’ deficit
Common Stock; $0.0001 par value; 500,000,000 shares authorized, 11,760,129 issued and outstanding	1,176
Additional paid-in capital	6,015,524

Accumulated deficit	(6,471,222)
Total stockholders’ deficit	(454,523)

Total liabilities and stockholders’ deficit	$ 85,069

See Summary of Significant Accounting Policies and Notes to Financial Statements

{A0041248.DOC}4

NEW NRG, INC.

(formerly Chemical Consortium Holdings, Inc.)

(a Development Stage Company)

STATEMENTS OF EXPENSES

For the period from
July 2, 2001
(Date of Inception)
	For the year ended	For the year ended	through
	December 31, 2006	December 31, 2005	December 31, 2006

Operating expenses
General and administrative	$ 4,553,937	$ 699,364	$ 6,471,222

Net loss	$ (4,553,937)	$ (699,364)	$ (6,471,222)

Net loss per common share – basic and diluted	$ (0.49)	$ (0.08)

Weighted average number of common shares outstanding – basic and diluted	9,362,696	8,394,094

See Summary of Significant Accounting Policies and Notes to Financial Statements

{A0041248.DOC}5

NEW NRG, INC.

(formerly Chemical Consortium Holdings, Inc.)

(a Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the period from
			July 2, 2001
			(Date of Inception)
	For the year ended	For the year ended	through
	December 31, 2006	December 31, 2005	December 31, 2006

Net loss	$ (4,553,937)	$ (699,364)	$ (6,471,222)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	8,357	3,497	14,242
Stock based expenses	3,543,195	417,015	4,617,549
Interest expense accrued on loan	46,311	10,170	135,189
Changes in operating assets and liabilities:
Change in employee advances	(1,400)	--	(1,400)
Change in accounts payable and accrued liabilities	198,580	614	30,017
Change in due to officer	(26,950)	--	--
Net cash used in operating activities	(785,844)	(268,068)	(1,675,625)

Cash flows from investing activities:
Purchase of fixed assets	(16,939)	(15,172)	(43,374)

See Summary of Significant Accounting Policies and Notes to Financial Statements

{A0041248.DOC}6

NEW NRG, INC.

(formerly Chemical Consortium Holdings, Inc.)

(a Development Stage Company)

STATEMENTS OF CASH FLOWS

(continued)

Cash flows from financing activities:
Proceeds from related party loans	--	222,964	197,200
Proceeds from note payable	--	36,575	252,978
Payments on note payable	(69,694)	--	(81,678)
Proceeds from stock subscriptions receivable	24	13,481	--
Sale of common stock	921,296	10,000	1,399,152
Net cash provided by financing activities	851,626	283,020	1,767,652

Net change in cash	48,843	(220)	48,653
Cash, beginning of period	(190)	30	--

Cash, end of period	$ 48,653	$ (190)	$ 48,653

See Summary of Significant Accounting Policies and Notes to Financial Statements

{A0041248.DOC}7

NEW NRG, INC.

(formerly Chemical Consortium Holdings, Inc.)

(a Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

From July 2, 2001 (inception) through December 31, 2006

				Stock		Total
	Common Stock		Additional	Subscription	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Receivable	Deficit	Deficit

Balance, July 2, 2001 (Date of Inception)	--	$ --	$ --	$ --	$ --	$ --

Issuance of common stock to founders, $0.001 per share	4,480,000	448	--	--	--	448

Issuance of common stock related to reverse merger with China Gateway Holdings, Inc., $0.001 per share	430,716	43	--	--	--	43

Issuance of common stock to consultants, $0.30 per share	205,000	21	61,479	--	--	61,500

Net loss	--	--	--		(63,158)	(63,158)

Balance, December 31, 2001	5,115,716	512	61,479	--	(63,158)	(1,167)

Net loss	--	--	--		(206,809)	(206,809)

Balance, December 31, 2002	5,115,716	512	61,479	--	(269,967)	(207,976)

Sale of stock at $0.30 per share	798,683	80	239525		--	239,605

Net loss	--	--	--		(214,932)	(214,932)

Balance, December 31, 2003	5,914,399	591	301,004		(484,899)	(183,304)

See Summary of Significant Accounting Policies and Notes to Financial Statements

{A0041248.DOC}8

NEW NRG, INC.

(formerly Chemical Consortium Holdings, Inc.)

(a Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

From July 2, 2001 (inception) through December 31, 2006

(continued)

Issuance of common stock related to salaries for the Company's President for compensation, $0.30 per share:	2,400,000	240	719,760			720,000

Sale of stock at $0.30 per share	715,814	72	214,672			214,744

Net loss	--	--	--		(733,023)	(733,023)

Balance, December 31, 2004	9,030,212	903	1,235,436		(1,217,921)	18,417

Issuance of common stock for cash, $0.20 per share	50,000	5	9,995	--	--	10,000

Sale of stock at $0.30 per share	44,937	5	13,476		--	13,481

Issuance of common stock to consultant,	320,000	32	296,983	--	--	297,015
$0.930 per share

Net loss	--	--	--		(699,364)	(699,364)

Balance, December 31, 2005	9,445,153	945	1,555,890		(1,917,286)	(360,451)

See Summary of Significant Accounting Policies and Notes to Financial Statements

{A0041248.DOC}9

NEW NRG, INC.

(formerly Chemical Consortium Holdings, Inc.)

(a Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

From July 2, 2001 (inception) through December 31, 2006

(continued)

Issuance of common stock for cash, $0.23 per share	25,000	3	5,747	--	--	5,750

Issuance of common stock for cash, $0.30 per share	633,326	63	189,937	--	--	190,000

Issuance of common stock for cash, $0.75 per share	773,918	77	580,673	--	--	580,750

Sale of stock at $0.30 per share	482,733	48	144,772		--	144,820

Issuance of common stock for consulting services, $0.75	400,000	40	299,960	--	--	300,000

Warrants granted for 50,000 shares of common stock to employees	--	--	29,717	--	--	29,717

Warrants granted for 4,000,000 shares of common stock to directors	--	--	2,377,390	--	--	2,377,390

Warrants granted for 349,999 shares of common stock to consultants	--	--	192,562	--	--	192,562

Warrants granted for 100,000 shares of common stock to consultants			50,115			50,115

See Summary of Significant Accounting Policies and Notes to Financial Statements

{A0041248.DOC}10

NEW NRG, INC.

(formerly Chemical Consortium Holdings, Inc.)

(a Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

From July 2, 2001 (inception) through December 31, 2006

(continued)

Warrants granted for 1,000,000 shares of common stock to employees			535,195		535.192

Warrants granted for 100,000 shares of common stock to consultants			53,566		53,566

Net loss	--	--	--	(4,553,937)	(4,553,937)

Balance, December 31, 2006	11,760,129	$ 1,176	$ 6,015,524	$ (6,471,222)	$ (454,523)

See Summary of Significant Accounting Policies and Notes to Financial Statements

{A0041248.DOC}11

NEW NRG, INC.

(formerly Chemical Consortium Holdings, Inc.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1.

DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business – Chemical Consortium Holdings, Inc. (Chemical) was incorporated on June 27, 1997 in Delaware. originally under the name of China Gateway Holdings, Inc.  On October 2, 2001, China Gateway bought Chemical Consortium, Inc. (ChemCon), a Washington state corporation, by acquiring all of the issued and outstanding common stock of ChemCon in exchange for the issuance of 4,480,000 common shares. ChemCon's shareholder received approximately 90% of the outstanding post-merger common stock of Chemical in exchange for his share in ChemCon.  On October 9, 2001 Chemical changed its name to Chemical Consortium Holdings, Inc.  Prior to the ChemCon Transaction, Chemical was non-operating public company with no operations and nominal assets; 430,716 (post-split) shares of common stock issued and outstanding.  The merger was accounted for as a reverse acquisition.  Accordingly, the historical financial information of the accompanying financial statements are that of ChemCon, and the 4,480,000 shares issued by Chemical are considered the historical outstanding shares of ChemCon for accounting purposes.  ChemCon was incorporated on July 2, 2001.

Subsequent to December 31, 2006, Chemical changed its name to New NRG, Inc.

A Development Stage Company – The accompanying financial statements have been prepared in a accordance with the Statement of Financial Accounting Standards No. 7 “According and Reporting by Development-Stage Enterprises”.  A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues therefrom.

Cash and cash equivalents - New NRG considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments – Financial accounting standards Statement No. 107, “Disclosure About Fair Value of Financial Instruments”, requires New NRG to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments.  The carrying amounts and estimated fair values of New NRG’s financial instruments approximate their fair value due to the short-term nature.

Earnings (loss) per share - Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share are the same due to the absence of common stock equivalents.

Income taxes – New NRG recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  New NRG provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not..

Fixed assets – Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

New NRG periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. New NRG uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

New accounting pronouncements – New NRG does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

2.

GOING CONCERN

These financial statements have been prepared on a going concern basis.  New NRG has not generated any revenue since Inception and is unlikely to generate revenue in the immediate or foreseeable future.  The continuation of New NRG as a going concern is dependent upon financial support from its shareholders, the ability to obtain necessary equity financing and the attainment of profitable operations.  These factors raise substantial doubt regarding New NRG’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should New NRG be unable to continue as a going concern.

3.

FIXED ASSETS

Fixed assets at December 31, 2006 consist of the following:

Automobile	$ 6,030
Computers	21,070
Office equipment & furniture	22,157
49,257
Less accumulated depreciation	14,241
Total fixed assets, net	$ 35,016

4.

DUE TO RELATED PARTIES

As of December 31, 2006, New NRG owed a related party $10,978 as a demand obligation.  Interest has not been accrued on this amount since it is expected to be repaid within 12 months.

As of December 31, 2006, New NRG owed another related party $244,832.  Interest has been accrued at the rate of 10% on this obligation.

6.

NOTE PAYABLE

As of December 31, 2006, New NRG owed Britannia Securities International, Ltd. $137,956 due January 1, 2008.  The loan is secured by 6,400,000 shares in New NRG owned by the CEO of New NRG, and bears interest at 10% per annum.

7.

STOCK WARRANTS

Summary information regarding warrants is as follows:

	Warrants	Weighted Average Share Price
Outstanding at December 31, 2005	0
Year ended December 31, 2006:
Granted	8,159,143	$1.11
Exercised	0
Forfeited	0
Outstanding at December 31, 2006	8,159,143	$1.11

8.   SUBSEQUENT EVENTS

On February 6, 2007, New NRG sold 100,000 common shares for $23,000.

On May 1, 2007, New NRG leased commercial/industrial space at 396 Cargil, Burbank, Washington.  The lease provides for rental payments of $5,000 in the first month, $8,500 in the second month, and $15,000 per month for the remainder of the initial lease term.  After the fourth year, monthly rental will increase by the amount of the consumer price index, subject to a cap of 2% per year.  The lease has an initial term of ten years, and may be renewed for two additional ten year terms.  New NRG paid the lessor a $45,000 security deposit, which was to be deposited into an interest bearing savings account.  New NRG will receive the interest earned on the security deposit at the termination of the lease.

{A0041248.DOC}12